Form 10KSB40
period 1998-06-30
JENKON INTERNATIONAL INC
filed 1998-09-28
CIK 1019654

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1998

                                          or

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission File No. 000-24637
                                             ---------

                              JENKON INTERNATIONAL, INC.
                              --------------------------
                    (Name of Small Business Issuer in its Charter)

           Delaware                                    91-1890338
------------------------------             -------------------------------------
State or other jurisdiction of             I.R.S. Employer Identification Number
incorporation or organization

      7600 N.E. 41st Street, Suite 350, Vancouver, Washington          98662
      ----------------------------------------------------------------------
      Address of principal executive office                         Zip Code

Issuer's telephone number:  (360) 256-4400
                            --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                            Common Stock, $0.001 Par Value
                            ------------------------------
                                   (Title of Class)

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange ACT during the past 12 months, and (ii) been subject to
such filing requirements for the past ninety (90) days.  Yes       No   X
                                                             -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any
amendment to this Form 10-KSB.    X
                                -----

The Company's revenues for Fiscal Year ended June 30, 1998 were $9,437,417.

As of September 24, 1998, 4,253,515 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest sale price on the Nasdaq Small Cap Market on September 24, 1998) held by non-affiliates (2,621,923 shares) was $12,126,393.



Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                               -----    -----

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Jenkon International, Inc. ("Jenkon" or the "Company") is a leading developer of specialized software solutions for network marketing and other companies involved in the direct sales industry. The Company's products are designed to provide direct sales organizations, which are characterized by a large number of small transactions, intricate compensation programs, and complex distributor genealogy trails, with a rapid, accurate and efficient means to collect, process, transmit and record sales, commissions and other data. The Company was the recipient of the 1997 DSA Partnership Award granted by the Direct Selling Association ("DSA"), the direct sales industry's largest trade group. The award was in recognition of the Company's leadership position as a supplier to the industry.

         To date, the Company has focused its development and marketing efforts on its proprietary management information system software package known as SUMMIT V. The Company's management information systems, including its SUMMIT V software, have been installed with over 150 direct sales companies in over 25 countries throughout the world. The Company's clients include many of the direct sales industry's leading companies such as Shaklee, Avon Products (China and India), USANA, Nature's Sunshine and Watkins. In addition to SUMMIT V, the Company has developed and markets a compatible software-based voice response system known as TOUCHTALK that offers individual home-based direct sales personnel the ability to access a wide variety of product, sales, commission and other information regarding the company they represent.

         In recognition of the increasing importance of Internet commerce in the direct sales industry and throughout the economy, the Company has developed and has recently begun the initial marketing of a scalable Internet-based product, known as NOW!. NOW! is designed for use by home-based direct sales personnel and allows such personnel direct access to and communication with the companies that they represent through the use of personal computers, Web TV and other Internet-based platforms. NOW! enables home-based direct sales personnel to quickly obtain current inventory information, directly place orders online, obtain order status information and view and analyze personal and group sales, commissions and other information. In addition to the benefits afforded to the home-based direct sales personnel, the Company believes that the NOW! product will enable its direct sales company clients to significantly reduce order processing and other labor-intensive operating costs which the Company believes account for a substantial portion of the total operating costs of a typical direct sales company client. The Company believes that NOW! enhances the attractiveness of SUMMIT V to its direct sales company clients while expanding the Company's potential client base to include the large number of home-based direct sales personnel affiliated with such companies.

         Jenkon International, Inc., is a Delaware corporation that is a holding company for the business of the Company. The founders of the Company began operations in 1982 and incorporated Jenkon International, Inc., a Washington corporation ("Jenkon Washington"), on December 23, 1988. The Company subsequently reincorporated in the State of Delaware effective July 1, 1996 and Jenkon Washington became a wholly-owned subsidiary of Jenkon Delaware. The Company's primary focus over the past three years has been in the development and sale of its SUMMIT V management information system software package, sales of which have been the primary source of the Company's business during such period. However, the Company has recently completed the development of NOW! and has begun initial marketing of such product.

DIRECT SALES INDUSTRY BACKGROUND

         The direct sales industry markets its products through networks of home-based direct sales personnel whose selling activities most commonly take place in customers' homes. This industry thrives on a team building approach whereby home-based direct sales personnel can build a sales group and derive income from the cumulative sales of the group in addition to their individual earnings from retail sales.

         The industry is built on a "direct to the customer" approach to the marketing of consumer-oriented products. Eliminating national wholesalers, regional distribution centers, retail stores and other middlemen, direct sales companies instead utilize the entrepreneurial spirit of independent home-based distributors to reach customers. Home-based direct sales personnel buy direct from the direct sales company or other direct sales personnel at wholesale, sell at retail and keep the profit for their efforts. Further earnings are available through team-building activities whereby home-based direct sales personnel can gain a percentage on all the sales made by team members under a pre-defined compensation program.

         Direct sales companies benefit by being able to operate a low overhead, high sales volume business with less staff, premises and marketing costs. Home-based direct sales personnel benefit by being able to build an ongoing business with little or no inventory, minimal start-up costs and expanded income through team building. Although many home-based direct sales personnel are able to generate a full-time income from their marketing activities, the vast majority are part-time marketers who use their energy and contacts to build a second income to supplement their primary source of income.

         The Company markets its products to three broad categories of companies in the direct sales industry:

 TRADITIONAL DIRECT SALES COMPANIES. Their prime focus is to make retail sales on a one-to-one basis. Avon Products is an example of a traditional direct sales company.

 PARTY PLAN COMPANIES. These companies depend on sales "parties" where guests are invited to a home setting by a "host" or "hostess." The "host" or "hostess" is then given an opportunity to demonstrate the Company's products and take orders from customers. This group includes companies such as Tupperware.

 NETWORK MARKETING COMPANIES. This industry sector thrives on the team-building element of sales whereby each home-based direct sales person can build his/her own sales group and derive income from the cumulative sales of the group in addition to their individual earnings from retail sales. Herbalife and Amway are examples of network marketing companies.

BUSINESS STRATEGY

         The Company's business objective is to take advantage of the rapid growth in the direct sales industry and expand its position as a leading provider of specialized software to such industry. In order to achieve this goal, the Company's growth strategy includes the following elements:

         - DIRECTLY ACCESS HOME-BASED DIRECT SALES PERSONNEL THROUGH THE INTRODUCTION OF INTERNET-BASED PRODUCTS. While direct sales companies will remain the Company's core customer base, the Company believes that the large number of individual home-based direct sales personnel of these direct sales companies present a large and growing potential market for direct sales software products such as the Company's NOW! product.

         - INCREASE MARKET PENETRATION OF CORE PRODUCTS. The Company believes that its current base of direct sales company clients represents only a small portion of the total number of direct sales companies that are potential users of SUMMIT V and the Company's other core products. The Company will attempt to increase the market penetration of SUMMIT V through more aggressive marketing and promotional efforts and by continuing to modify and improve SUMMIT V and other products to meet the changing needs of direct sales company clients. The Company expects that future generations of SUMMIT V will include multi-platform database support, an e-commerce enabled server, support for existing communications standards, and other advanced features. In addition, the Company is in the process of creating an application program interface that would enable the NOW! product to be used by direct sales companies and their home-based personnel regardless of whether the company in question utilizes the SUMMIT V system or any other software products of the Company.

         - LEVERAGE EXISTING CUSTOMER BASE TO INCREASE REVENUES. The Company believes that its relationships with its corporate direct sales clients provides a unique opportunity for the Company to generate revenues from the cross-selling and marketing of additional products and services by the Company and others to the home-based personnel of its direct sales clients. For example, the Company has entered into a contract with EarthLink Network, Inc. pursuant to which the Company will receive a referral fee for NOW! users that subscribe for Internet access with such providers through the NOW! product. In addition, given the large number of credit card transactions handled by the Company's direct sales clients, an opportunity may exist for the Company to offer credit card processing services for which the Company would receive processing fees.

         - EXPAND GEOGRAPHIC MARKET PENETRATION. The Company believes that international markets provide significant opportunity for the Company to increase sales of its products and the Company is making a concerted effort to expand its international operations. Given the rapid growth of the direct sales industry throughout the world, and especially in the countries of the Pacific Rim, Southeast Asia and Latin America, the Company intends to expand its geographic presence by expanding the focus of its sales efforts to these expanding international markets as well as the U.S. market. The Company currently operates a European office in the United Kingdom and intends to open an office in the Far East to serve the Pacific Rim market. The Company expects to be able to meet much of its staffing needs for these branch offices through a combination of existing personnel and locally hired professionals.

PRODUCTS AND SERVICES

         NOW! The Company has recently completed the development and testing and has begun the marketing of NOW!, a Windows-based software program that together with Jenkon's SUMMIT V management information system provides home-based direct sales personnel with immediate access to the real-time sales information they need to manage their business over the Internet.

         Utilizing the power of the Internet NOW! provides home-based direct sales personnel with the ability to:

         - View their entire downline organizations and analyze critical downline performance information such as personal sales volumes, group sales volumes, and new recruits

         -     Place orders online without assistance from corporate personnel

         -     Obtain the status of various orders

         -     View current inventory information

         - View or listen to corporate announcements and training video/audio broadcasts from the home office

         -     View a detailed explanation of their commissions earned to date

         In addition to the benefits afforded to home-based direct sales personnel, the Company believes that NOW! can serve to increase the efficiency of its corporate customers' order processing while reducing transaction costs by reducing the volume of labor-intensive paperwork and related costs associated with distributor inquiries and processing of fax and telephonic orders. Moreover, the NOW! product is scalable and can be added to a client's system on a modular basis so that the software system can grow as the needs and size of the client's business expand.

         NOW! has been developed to address the varying information needs and levels of sophistication among computer users. For novice computer users NOW! Online is simply an interactive Internet WEB system that allows access to all necessary sales information online using standard WEB browser software. NOW! Online is also compatible with Microsoft's WEB TV to provide easy Internet access to valuable sales information using the home television. For the more technically proficient home-based direct sales personnel the NOW! CD-ROM is available which includes a Personal Information Manager (PIM) and the ability to download information from the Internet onto a personal computer to assist in the creation of a personalized management reports.

    SUMMIT V. SUMMIT V is a management information system for direct sales companies that is designed to provide such companies easy access to the information necessary for the successful operation and management of their business.

         The range of information SUMMIT V can generate for clients includes:

         - Operational information such as sales order processing, sales organization tracking and maintenance, commission processing, credit card checking, inventory control

         - Management information such as activity analysis and growth analysis

         - Financial information such as daily statistics, event analysis and sales volume

         To maximize client loyalty and retention, and to establish and maintain a reputation that will attract new clients, Jenkon offers annual support and maintenance contracts whereby purchasers of the service can obtain technical customer support service. Jenkon technical personnel are available
24 hours a day, 7 days a week, to assist clients in solving problems with the system at any time (which in the vast majority of cases can be provided on the spot by voice or, if necessary, via a telephone modem). In addition, the Company offers training on an ongoing basis to maintain quality control with respect to the operation of the system, particularly in the case of customized systems.

         TOUCHTALK. TOUCHTALK is a stand-alone software product that operates with SUMMIT V. Once connected to both a phone system (or lines) and a computer, TOUCHTALK works 24 hours each day to handle phone calls by home-based direct sales personnel. By selecting a menu option with a touch tone key, each home-based sales person can place orders, make inquiries, hear training messages, or leave messages for their downline direct sales personnel.

         The Company believes that the key attractions of the TOUCHTALK software are that it facilitates around-the-clock operation and helps reduce operating overhead for direct sales companies.

OTHER SERVICES

    CUSTOM PROGRAMMING. The unique compensation programs of direct sales companies of various kinds have established the need for the Company to customize SUMMIT V for its customers, which provides an additional source of potential revenue for the Company. In addition, due to the changing nature of compensation plans, the international and organization-by-organization differences between direct sales companies are expected to increase the need for customization. Moreover, because it is customary in the direct sales industry for clients to regularly revise their compensation plans and structures in order to provide incentives to sale personnel, the Company generates additional revenue for customization and modifications even after the initial installation of the product has been completed.

    ANNUAL SUPPORT AGREEMENTS. In order for clients to have access to Jenkon's support services, it is necessary for the client to purchase an Annual Support Agreement. Such support agreements typically provide for annual fees equal to 18% of the cost of the system. There are many benefits for the customer to do this, including 24 hour-7 days a week support, and reduced rate for services.

TECHNOLOGY

         Similar to many other business packages, SUMMIT V utilizes various technologies provided by other suppliers. These include operating systems, relational database software, and PC/Client software. In addition, SUMMIT V was built using advanced engineering tools, some of which are required to be installed on each client computer for SUMMIT V to operate.

    OPERATING SYSTEMS. SUMMIT V currently operates within the UNIX and Microsoft Windows/NT operating systems. UNIX is the current platform of choice due to its ability to support large companies and the massive volumes of data they must process. Jenkon installs all small systems (under 20 workstations) using Windows NT. SUMMIT V is currently compatible with Windows NT running the Ardent Software, Inc. (formerly Unidata) relational database software.

    RELATIONAL DATABASE SOFTWARE. Like other software, relational database technology has also evolved considerably in recent years and now imposes "standards" which, if followed, allow business software programs to exchange data and even "talk" to each other. SUMMIT V utilizes relational database software products of Ardent Software, Inc. Ardent products comply with industry standards (ANSI) and are capable of seamlessly communicating with many other commonly used database systems such as Oracle, Informix, Sybase, and Microsoft Access. This provides Jenkon with the ability to interface products written in these other environments into SUMMIT V, if desired. It also allows customers to use SUMMIT V in similar fashion to other database software they are accustomed to using for reports and inquiries.

         The Company has entered into a reseller agreement with a predecessor to Ardent Software, Inc. granting the Company the right to utilize Ardent software in its SUMMIT V software. The Company is in the process of negotiating a renewal of the reseller agreement. To the extent that Ardent elects to terminate or not renew the Company's license or change its pricing structures in a manner that is unfavorable to the Company, the Company may be materially adversely affected.

    FOURTH GENERATION LANGUAGE. Today, software engineers often use computers to design and build programs much like a word processor creates a publication quality document. Programmers now show the computer what they want by "painting" input screens and reports on their workstations, then ask the computer to create the actual programs. This method of software development creates a much more reliable and consistently coded package which is later easier and less expensive to support. The Fourth Generation Language which does this is called System Builder Plus ( "SB+"). SUMMIT V was created with SB+, which is owned by Ardent Software, Inc.

         SB+ has recently provided the capabilities to provide graphically designed screens to better comply with Windows standards. Jenkon has developed a version of SUMMIT V which takes advantage of this new capability. The Company believes this newer look and feel could result in relatively greater market demand for SUMMIT V.

    PC/CLIENT SOFTWARE. Connecting a PC computer to a UNIX server requires a software program which runs on the PC to manage the connection, the data, and the software interface. SUMMIT V utilizes a PC software package called SBClient which is designed to work in harmony with SB+ based applications. SBClient allows PC networks to access SUMMIT V at high speed. It also provides the GUI (graphical user interface) capabilities.

         SUMMIT V can also be accessed by Macintosh computer workstations using one of several terminal emulation programs available. In addition, for computer users who would prefer to avoid the expense of PC workstations, SUMMIT V can also be accessed by "dumb" workstations costing as little as $300 each.

    INTERNET TECHNOLOGY. The NOW! technology provides for multiple heterogeneous devices to connect simultaneously and in parallel via the Internet. Utilizing the industry standard Internet TCP/IP (Transmission Control Protocol/Internet Protocol) through an extended HTML (HyperText Markup Language), a connection by browsers, web pages, CD-ROMS, or any other "Internet aware' device can be achieved.

         The NOW! system is proprietary as it requires an interface with SUMMIT V to be fully functional with real-time information. This interface is an Application Programming Interface (API) which provides significant time and cost savings by enabling the reuse of a reliable software interface each time a new customer or product is connected to SUMMIT V. The API technology is used both internally, to interface new features developed by Jenkon, as well as being positioned as a development kit which may be purchased by customers for their own integration into the otherwise proprietary environment.

CUSTOMERS

         Jenkon currently has software systems installed in over 25 countries including the United States and Canada. The smallest of these are "3-User" systems, mainly for the new start up customer with a limited budget. Other than size constraints imposed by the client's hardware systems, the Company does not believe there is an upper limit to the number of users on a Jenkon software system, with large companies like Shaklee having a large number of ports on their mainframe.

         The profile of a Jenkon customer ranges from the household names like Avon Products or Shaklee to the individual starting his or her own direct sales company.

         Although no customer accounted for more than 10% of the Company's net sales during fiscal 1998, for the fiscal year ended June 30, 1997, Shaklee and Morinda accounted for approximately 23% and 11%, respectively, of the Company's net sales. Similar or greater concentration of its net sales among a limited number of customers may occur in the future. In such event, any material decrease in net sales to any one of the Company's largest customers that is not matched by corresponding increases in net sales to new or existing customers could have a material adverse effect on the Company's financial condition and results of operations and could affect its economic viability. There can be no assurance that the Company will receive orders from any existing customers or from new customers.

SALES AND MARKETING

    SALES. Industry sources estimate that there are in excess of 5,000 direct sales companies globally. Moreover, there is a constant turnover of such companies as existing companies leave the market and new direct sales companies are formed. The profiles of these companies range between well known names, such as Amway and Avon Products to new start-up operations. In most cases, a prospective client will be "qualified" prior to any selling activity to ensure that the correct range of products and services are offered to meet the clients requirements, both in terms of functionality and budget. This process will typically be carried out on the telephone by a salesperson, with the assistance of a technician, if necessary, to advise on operational issues and marketing plan requirements.

         The Company sells its products and services to the customer by its direct sales force based in the United States and Europe. Due to the global nature of the Company's clients, extensive travel is often necessary in order to negotiate and conclude sales. On-site visits will often entail a preliminary "site-study" to clearly identify the type of system needed for the prospect, and a technician will accompany the salesperson if required.

         It is expected that Jenkon will supply NOW! software to the home-based direct sales personnel of the Company's corporate customers. Such sales are expected to be made to home-based direct sales personnel in cooperation with corporate customers. Pricing of the NOW! product will vary depending on whether corporate customers elect to receive a percentage of the sales price as a fee. The Company will attempt to contract with its corporate customers to include a copy of NOW! in each kit provided to home-based direct sales personnel and promote the package to their downline organization. The Company expects each NOW! product package will be private labeled with the customer's logo and name. The software will be personalized to each customer with a corporate "splash" screen (welcome).

    MARKETING. While traditionally pricing its products so as to target larger companies, the Company has recently begun to target a broader spectrum of smaller companies in the belief that, given the rate of industry growth, this strategy may help the Company retain its position as an industry leader and to develop profitable long-term relationships with these companies.

         The Company's marketing operations include production of DIRECT SELLING TODAY, a quarterly Newsletter distributed to over 1,000 industry leaders and contacts; organizing trade shows; working with consulting companies and individual consultants to consolidate working relationships and pave the way for the sales process to begin; and advertisements in trade publications together with other public relations activity.

         Market research is also carried out to assess the relative strengths and weaknesses of Jenkon's products and services compared to its competition. The Company's marketing group is responsible for identifying new opportunities within Jenkon's existing target market and works closely with the Company's research and development group.

COMPETITION

         The software industry is highly competitive and is characterized by rapid technological change, rapidly changing customer preferences and little or no barriers to entry. There are several businesses, some of which may be better capitalized than the Company, currently offering software similar in type or scope to the Company's. The Company believes that the primary competitive factors for the provision of its software are price, technical expertise and quality, ease of use, variety of value-added services, reliability and security, customer support and geographic coverage. The Company's success will depend heavily upon its ability to provide high quality software and value-added services. Other factors that will affect the Company's success in this market include the Company's continued ability to attract additional experienced marketing, sales, and management talent, and the expansion of worldwide support, training and service capabilities.

         The Company's current and prospective competitors generally consist of other independent software providers such as Globenet and 20/21 Interactive. The Company believes that additional competitors, which may include consumer software or other companies, may potentially enter the direct sales market. In addition, the Company may face potential competition from some of the larger direct sales companies that have developed their own in-house systems that could be adapted for sale to other direct sales companies. Some or all of the Company's actual and potential competitors may have greater market presence, engineering, customer support and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than can the Company.

         Because price is a major competitive factor in the market for the Company's products, if any of the Company's present or future competitors elect to initiate and support prolonged price competition to gain market share, the Company likely would be forced to lower its prices, possibly for a protracted period, which would have a material adverse effect on its financial condition and results of operations and could threaten its economic viability.

EMPLOYEES

         As of June 30, 1998, the Company has approximately 77 employees in Vancouver, Washington, all of which were full-time employees, and four in Redditch, England, all of which were full-time employees. None of the employees are represented by a labor union, and the Company considers its relations with employees to be good.

RESEARCH AND DEVELOPMENT

         Since the beginning of the fiscal year ended June 30, 1996, the Company's research and development activities have primarily focused on the development of its SUMMIT V, TOUCHTALK, and NOW! products. The Company's research and development expenses for particular periods consist of all costs incurred on projects for which technological feasibility has not yet been attained. In accordance with Statement of Financial Accounting Standards No. 86, the Company determines technological feasibility based upon the completion of a detailed program design or working model, after which time all software production expenses for a particular project are capitalized. For the years ended June 30, 1997 and 1998 the product research, development and enhancement expenses were $737,056, and $772,962, respectively.

INTELLECTUAL PROPERTY

         The Company relies on a combination of trade secrets laws and contractual restrictions to establish and protect its technology. Although the Company is in the processing of registering certain trademarks, the Company does not currently have any registered patents, copyrights or trademarks. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, there can be no assurance that licenses for any intellectual property that may be required for the Company to provide services or develop products would be available on reasonable terms, if at all.

         The Company has not historically required trade secrecy and confidentiality agreements to be executed by its employees or, in some instances, independent software developers in order to protect its rights in its proprietary technology. The Company is in the process of requiring employees and contractors to execute such agreements. No assurance can be given that such measures will be effective in protecting the Company's rights in its present or future technology.

         The Company has filed federal trademark registrations for the product names "Summit V," "TouchTalk" and NOW! as well as for "Jenkon." There can be no assurance that tradename protection can be obtained for such names. Although the Company does not believe that its products or tradenames infringe upon the proprietary rights of any third parties and no third parties have asserted trademark, patent, or copyright infringement or other similar claims against the Company, there can be no assurance that third parties will not assert such claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to sell product in the United States or abroad. Such a judgment could have a material adverse effect on the Company's business, financial condition or results of operations.

         The laws of certain foreign countries where the Company distributes or intends to distribute its products do not effectively protect technology, trademarks or tradenames that the Company uses in its business and considers proprietary. The Company has not undertaken to investigate such laws or to assure that available protection is obtained.

ADDITIONAL CONSIDERATIONS AND RISK FACTORS

    HISTORY OF LOSSES. The Company and its predecessors Summit V, Inc., a Washington corporation and wholly-owned subsidiary of the Company, as well as Redwood Technology, Inc., a Washington corporation formerly known as Jenkon Data Systems, Inc. ( "Redwood Technology" ), which operated certain assets of the Company prior to selling them to Summit V, Inc. in 1995, have a history of losses. The Company sustained net losses of approximately $265,000 and $1,701,000 for the fiscal years ended June 30, 1996 and 1997, respectively. Although the Company operated profitably in fiscal 1998, there can be no assurance that the Company will be able to operate profitably in the future.

    NEED FOR ADDITIONAL WORKING CAPITAL. The Company's business involves the continued investment of funds towards the development of new products and modifications of existing products. To the extent that the Company is not successful in generating significant cash flow from operations in order to fund such development expenses and other operating costs, the Company will need to rely on outside financing sources for working capital. There can be no assurance that the Company will be able to obtain sources of outside financing in the event that such financing is required in the future. To the extent that the Company's operations do not generate positive working capital or enable it to secure adequate outside financing, the Company's business could be materially and adversely affected.

    RISK OF CREDITORS CLAIMS AND SUCCESSOR LIABILITY. In July 1995, Summit V, Inc. purchased and/or licensed substantially all of the assets, and Summit V, Inc. assumed certain contractual obligations and indebtedness from Redwood Technology, the developer of a substantial portion of the Company's SUMMIT V software technology. Because Redwood Technology may be deemed to have been rendered insolvent by the sale and license of certain of its assets to Summit V, Inc. and because of the commonality of ownership and management of Redwood Technology and Summit V, Inc. and/or because Summit V continued operating the business of Redwood Technology, the Company is or may be subject to claims by unsatisfied creditors of Redwood Technology challenging the rights of the Company to the SUMMIT V software technology or other assets acquired from Redwood Technology or alleging successor liability or other similar bases for liability. The Company believes that such claims could total as much as $175,000. There can be no assurance that claims for successor liability will not be made or that the Company's rights to the assets acquired from Redwood Technology, including the SUMMIT V software technology, will not be challenged. If any such claims or challenges are made and are successful, the Company's business and results of operations would be materially and adversely affected. Any payments made by the Company with respect to claims against Redwood Technology may benefit certain officers and directors of the Company who may be secondarily liable for such claims.

    RISK OF ACCEPTANCE OF NEW PRODUCT. The future success and growth of the Company, if any, will depend in large part upon the success and acceptance of the Company's Internet-based product, NOW!. Although the Company has completed initial testing of the product, there can be no assurance that the NOW! product will be without defects. In addition, the Company has generated only limited sales from NOW! and there can be no assurance that the Company will be able to successfully market such product to its existing client base or to new customers. The failure of the Company to generate significant sales of the NOW! product would have a material adverse effect on the Company's prospects for future growth.

    NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE. The markets for the Company's products are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current products and develop and successfully introduce and sell new products that keep pace with technological developments and respond to evolving end-user requirements. Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could damage the Company's competitive position in the marketplace and reduce revenues. The Company may need to increase the size of its product development staff in the near term to meet these challenges. There can be no assurance that the Company will be successful in hiring and training adequate product development personnel to meet its needs. In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future. Any failure to successfully develop and market new products and product enhancements would have a material adverse effect on the Company's results of operations.

    RISKS OF SOFTWARE DEVELOPMENT IN GENERAL. The success of the Company is dependent upon its ability to deliver reliable, easy-to-use and technologically up-to-date software products. Any failure of the Company's existing or new products to meet client specifications or expectations will have a material adverse effect on the Company's reputation and the demand for the Company's products. There can be no assurance that the software will consistently meet such specifications or expectations. In addition, continued demand for the Company's products and services will depend on its ability to successfully anticipate customer demand and to integrate new and emerging technologies, features and standards into its software on a timely basis. Any failure by the Company to anticipate customer demand and to successfully integrate new features and standards into its software on a timely basis could adversely affect the Company's reputation, demand for its products and, as a result, its financial condition and results of operations.

    DEPENDENCE ON SALES OF EXISTING SOFTWARE PRODUCTS. Substantially all of the Company's revenues have been derived from sales of its SUMMIT V and TOUCHTALK information systems and software and related support services. In addition, the initial demand for the Company's NOW! product will be highly dependent on customers and companies who utilize such information systems and software. Accordingly, any event that adversely affects fees derived from the sale of such systems, such as competition from other products, significant flaws in the Company's software products or incompatibility with third party hardware or software products, negative publicity or evaluation, or obsolescence of the hardware platforms or software environments in which the systems run, would have a material adverse effect on the Company's results of operations. The Company's future financial performance will depend, in substantial part, on the continued development and introduction of new and enhanced versions of it's management information systems and customer acceptance of such new and enhanced products.

    RISK OF EXPANSION INTO NEW BUSINESSES. Part of the Company's business plan involves the possible acquisition or development of complementary but alternative sources of revenues such as credit card processing. There can be no assurance that the Company will be successful in identifying and acquiring or developing any alternate sources of revenues. Moreover, to the extent that the Company acquires or begins operations of a business other than the development of software products, the Company's lack of experience and track record in such business may result in an inability of the Company to effectively compete, potential operating losses and loss of standing in the direct sales industry, any of which would have a material adverse effect on the Company, its operations and financial condition.

    SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. Such fluctuations may be caused by many factors, including, but not limited to: the size and timing of individual orders; seasonality of revenues; lengthy sales cycle; delays in introduction of products or product enhancements by the Company or other providers of hardware, software and components for the Company's systems; competition and pricing in the software industry; market acceptance of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions by competitors; foreign currency exchange rates; mix of products sold; conditions or events in the direct sales industry; and general economic conditions. The Company does not typically maintain a significant backlog and therefore the revenue results for each quarter depend substantially on orders received and delivered in that quarter. The average price of the Company's information systems sold in fiscal 1998 to new customers was approximately $100,000 to $150,000. As a result of the relatively high revenue amount per order and relatively low unit volume, any lost or delayed sales will have a disproportionately greater effect on the Company's revenues and quarterly results relative to companies that have higher unit sales volumes and less revenue associated with each sale. The Company's sales cycle is typically three to six months from the time initial sales contact is made with a qualified prospect, making the timing of the Company's license fees difficult to predict and the Company's quarterly results difficult to forecast. The Company's expense levels are based in part on its forecasts of future revenues. Accordingly, since the majority of the Company's expenses are fixed in nature, the Company would not be able to quickly curtail expenses in response to a decline in revenues, and operating results for a given quarter would be adversely affected. As a result, revenues for any quarter are subject to significant variation and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. To the extent that the Company's Common Stock is publicly traded, fluctuations in operating results may also result in volatility in the market price of the Company's Common Stock.

    DEPENDENCE ON DIRECT SALES INDUSTRY; LEGISLATIVE RISKS. The Company's business depends substantially upon the capital expenditures of direct sales companies, which in part depends upon the demand for such companies products. A recession, new laws or regulations of the activities of direct sales companies, or other adverse event affecting the direct sales industry in the United States, the United Kingdom, Asia or other markets served by the Company could affect such demand, forcing companies in the Company's targeted markets to curtail or postpone capital expenditures on business information systems. Any such change in the amount or timing of capital expenditures in its targeted markets would have a material adverse effect on the Company's financial condition and results of operations. The Peoples Republic of China recently announced laws restricting the ability of multi-level marketing companies to operate in China. To date, the Company has not derived significant revenues from The Peoples Republic of China. Accordingly, the Company does not believe that such laws will adversely affect the Company's current operations or financial condition. However, similar restrictions, if adopted by other countries, could have a materially adverse effect on the Company's business, results of operations and prospects.

    MANAGEMENT OF GROWTH. Management believes that the Company's existing internal controls are sufficient for the current size and level of operations; however, to manage its growth effectively, the Company will be required to continue to implement and improve its operating and financial systems and to expand, train and manage its employee base. There can be no assurance that the management skills and systems currently in place will be adequate if the Company continues to grow. In addition, although no acquisitions of companies or products are currently being negotiated, the Company may make acquisitions in the future. The Company's management has only limited experience with acquisitions, which involve numerous risks, including difficulties in the assimilation of acquired operations and products, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired companies.

    INTERNATIONAL OPERATIONS AND RISK OF INTERNATIONAL SALES. The Company derived approximately 6.8% and 7.4% of its total revenues from its United Kingdom operations in fiscal 1997 and 1998, respectively. International business is subject to various risks common to international activities, including exposure to currency fluctuations, political and economic instability, the greater difficulty of administering business abroad, and the need to comply with a wide variety of foreign import and United States export laws and regulatory requirements. The Company does not currently engage in foreign currency hedging transactions. Any significant adverse change in the international business climate could have a material adverse effect on the Company, its financial condition and results of operations.

    DEPENDENCE ON THIRD PARTY SOFTWARE AND HARDWARE. The Company's products incorporate and use software products and computer hardware and equipment developed by other entities. The fourth generation language ("4GL") set of development tools used by the Company as well as the relational database management system used in the Company's products are provided by Ardent Software, Inc. (a successor to Unidata, Inc.) or its affiliates. The operating systems on which the Company's products can function (UNIX, NT) have been developed or are owned by Novell Corporation and

Microsoft Corporation. The computer hardware and equipment sold as part of the Company's turnkey system are manufactured by Hewlett-Packard Company, International Business Machines Corporation, and others. There can be no assurance that all of these entities will remain in business, that their product lines will remain viable or that these products will otherwise continue to be available to the Company. If any of these entities ceases to do business, or abandons or fails to enhance a particular product line, the Company may need to seek other suppliers. This could have a material adverse effect on the Company's results of operations. In addition, there also can be no assurance that the Company's current suppliers will not significantly alter their pricing in a manner adverse to the Company.

    RISK OF FIXED PRICE CONTRACTS. The Company has and expects to derive significant revenues pursuant to software maintenance contracts that provide for fixed annual fees in exchange for the Company's commitment to provide technical assistance and customer support. Because the total compensation payable to the Company pursuant to such contracts is fixed in the event of cost over-runs, price increases, unanticipated problems, inefficient management, inaccurate estimates of customer needs or disputes over the terms and specifications of contracted performance, the Company's business and financial condition could be materially adversely affected.

    YEAR 2000 COMPLIANCE RISK. The Company believes that its principal software products (SUMMIT V and NOW!) are Year 2000 compliant. However, because the Company's products are designed to work with relational database and other software products developed and sold by third parties, any failure of these third party software products to be Year 2000 compliant could result in the failure of the Company's software products to effectively operate. Any such failure could harm the Company's reputation in the market and could have an adverse effect on sales of the Company's products and its financial performance.

    POSSIBLE ADVERSE IMPACT ON MARKET PRICE OF FUTURE SALES OF RESTRICTED SHARES. Sales of a substantial number of shares of Common Stock into the public market in the future could materially adversely affect the prevailing market price for the Common Stock. The Company has outstanding an aggregate of 4,253,515 shares of Common Stock of which approximately 2,750,000 are "restricted securities" (the "Restricted Shares") pursuant to Rule 144 promulgated under the Securities Act. Beginning on the expiration of applicable lock-up agreements (a substantial majority of which expire in August 1999), the Restricted Shares subject to such lock-up agreements will become eligible for sale in the public market pursuant to Rule 144, some of which will be not be subject to the volume limitations and other restrictions under Rule 144.

    MAINTENANCE CRITERIA FOR NASDAQ; RISK OF LOW-PRICED SECURITIES. The Company's Common Stock is currently listed for trading on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's Common Stock must continue to be registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company must continue to have net tangible assets of at least $2,000,000, a public float of at least 500,000 shares with a market value of at least $1,000,000, at least 300 stockholders, a minimum bid price of $1.00 per share and at least two market makers. While the Company has initially satisfied these maintenance standards, there is no assurance that the Company will be able to maintain the standards for Nasdaq SmallCap Market inclusion with respect to its Common Stock. If the Company fails to maintain Nasdaq SmallCap Market listing, the market value of the Common Stock likely would decline and stockholders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

         If the Common Stock ceases to be included on the Nasdaq SmallCap Market, the Common Stock could become subject to Rule 15a-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers which sell such securities. If the Common Stock becomes subject to the penny stock rules, the ability of broker-dealers to make a market in or sell the Company's securities may be adversely affected and the market liquidity for the Company's securities could be severely adversely affected.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 17,000 square feet of space in the Vancouver, Washington area and approximately 800 square feet of office space in Redditch, England.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has acquired from Redwood Technology a license to utilize certain Ardent Software, Inc. products incorporated into the SUMMIT V software in connection with sales in certain portions of Asia, including China. The grant of the license by Unidata, Inc., a predecessor of Ardent Software, Inc., to Redwood Technology and the sublicense by Redwood Technology to Avon Products, a New York corporation, have been challenged in a lawsuit (the "U.S. Claim") filed in the United States District Court for the Western District of Washington at Tacoma (Case No. C96-5459FDB) by Pacific Unidata, Ltd., the Asia licensee of Unidata, Inc., as violating the terms of such licensee's agreement with Unidata. In addition, Pacific Unidata, Ltd. brought an action (the "China Claim") against Guangzhou Avon Co., Ltd., a Chinese subsidiary of Avon Products ("Avon China"), in the Guangdong Province Supreme People's Court (the "Chinese Court") seeking damages against Avon China for infringement of Pacific Unidata, Ltd.'s copyright and exclusive rights to certain Unidata software in China. In June 1998, the Chinese Court awarded damages in favor of Pacific Unidata, Ltd. in an amount of approximately US$12 million plus costs. Avon China has informed the Company that it intends to appeal the ruling. Although the Company is not a party to the China Claim or the U.S. Claim, if Unidata, Inc. does not indemnify Redwood Technology from damages resulting from the China Claim and the U.S. Claim and the Company is required to (i) devote significant resources to protect its interests and the interests of its sublicensees in Asia or (ii) if any sublicensee successfully seeks indemnification against Redwood Technology for damages suffered as a result of claims made by Pacific Unidata, Ltd. and the Company is required to pay such indemnification as a successor to Redwood Technology, the Company's financial condition and results of operations could be materially adversely affected. Moreover, in the event that a court rules that the Company's license of the Unidata, Inc. software is invalid, the Company's ability to expand its sales into China will be materially adversely affected.

         In July 1995, Summit V, Inc. purchased and/or licensed substantially all of the assets and assumed certain liabilities of Redwood Technology, the developer of certain of the Company's software technology. Because Redwood Technology may be deemed to have been rendered insolvent by the sale and license of certain of its assets to Summit V, Inc. and because of the commonality of ownership and management of Redwood Technology and Summit V, Inc., the Company is or may be subject to claims by unsatisfied creditors of Redwood Technology challenging the Company's rights to the acquired assets (including the SUMMIT V software technology) or alleging successor liability or other similar claims. Whether or not litigation ensues, such claims could result in a disruption of the Company's business which would have material adverse effect on the Company and its financial performance. The Company recently settled a claim for the unpaid portion of payroll taxes of Redwood Technology in exchange for a payment by the Company of $135,000. The Company may elect or be required to settle other obligations of Redwood Technology. In the event that the Company were required to pay all or a significant portion of the claims of creditors of Redwood Technology, the Company's business and financial conditions and its ability to achieve its business plan could be materially and adversely affected.

         In the ordinary course of business, the Company is subject to various legal proceedings and claims. In the opinion of management, the amount of ultimate liability with respect to these proceedings will not materially affect the financial position, results of operations or cash flow of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                       PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         Quotation of the Company's Common Stock, $0.001 par value, commenced on The Nasdaq Small Cap Market on August 11, 1998 under the symbol "JNKN."
As trading in the Company's Common Stock did not commence until after completion of fiscal 1998, no information regarding the trading price of the Company's Common Stock has been provided. The last reported sale price per share of the Common Stock of the Company as reported on the Nasdaq Small Cap Market on September 24, 1998 was $4.625. As of September 24, 1998, there were approximately 54 record holders of the Company's Common Stock. The number of beneficial owners of the Company's Common Stock was not readily available at the time of filing of this Annual Report on Form 10-KSB but is estimated to be in excess of 300 stockholders.

         On August 14, 1998 the Company and certain selling stockholders of the Company completed an underwritten public offering of an aggregate of 1,500,000 shares of Common Stock, $0.001 par value, 1,210,000 of which were sold by the Company and 290,000 shares of which were sold by selling stockholders. The managing underwriters of the initial public offering were Meridian Capital Group, Inc., Trautman Kramer & Company Incorporated, and W.J. Nolan & Company Inc.

         The shares of Common Stock sold in the offering were registered pursuant to a Registration Statement on Form SB-2 (Commission File No. 333-56023) which was declared effective at 5:30 p.m. E.D.T. on August 10, 1998. The offering price to the public was $5.00 per share. The registration statement covered (i) 1,210,000 shares sold by the Company in the offering (aggregate offering price registered and sold of $6,050,000), (ii) 290,000 shares sold by certain selling stockholders in the offering (aggregate offering price registered and sold of $1,450,000), (iii) 225,000 additional shares of Common Stock for the sole purpose of covering an over-allotment option granted to the underwriters by the Company and two executive officers of the Company (aggregate offering price registered of $850,000 for the executive officers and $275,000 for the Company; none of which were sold), (iv) 1,034,296 additional shares of Common Stock registered on the account of certain stockholders of the Company but which were not underwritten or sold in the offering (aggregate offering price registered of $5,171,480; none of which were sold), (v) warrants to purchase up to 150,000 shares of Common Stock granted to the managing underwriters at $8.25 per share (aggregate offering price registered and sold of $150), and (vi) the 150,000 shares of Common Stock underlying the underwriters' warrants (aggregate offering price registered of $1,237,500; none of which have been sold). The underwriters' over-allotment option expired without being exercised in September 1998.

         As the offering was not completed until the first quarter of fiscal 1999, no expenses were applied against the proceeds during fiscal year 1998. Information regarding expenses of the offering and application of net proceeds will be included in the Company's Periodic Report on Form 10-QSB for the quarter ending September 30, 1998.

         See Item 12 of this Annual Report on Form 10-KSB for a description of certain private placement transactions by the Company. In addition, the discussion of certain sales of securities by the Company is incorporated by reference to Part III, Item 26 of the Company's Registration Statement on Form SB-2, Commission File No. 333-56023, filed on June 4, 1998, and amended on July 15, 1998 and August 3, 1998.

         The Company has not paid any dividends since its inception and has no current plans to pay dividends on the Common Stock in the foreseeable future. The Company intends to reinvest future earnings, if any, in the development and expansion of its business. Any future determination to pay dividends will depend upon the Company's results of operations, financial condition and capital requirements and such other factors deemed relevant by the Company's Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE HEREIN. WHEN USED IN THE FOLLOWING DISCUSSIONS, THE WORDS "BELIEVES", "ANTICIPATES", "INTENDS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "RISK FACTORS" BELOW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

GENERAL

         The Company develops, markets, implements and supports specialized software solutions for network marketing and other companies involved in the direct sales industry. The Company primarily sells and implements its business information systems directly. The Company services its clients from offices in both the United States and United Kingdom. Substantially all of the Company's revenues are generated from the sale of its systems, which usually consist of proprietary and third-party software licenses, implementation and software support services, third-party hardware and maintenance contracts. The Company's proprietary software licenses are sold on a packaged or individual module basis, and the license fee is determined in part by the number of modules and concurrent system users. Maintenance fees are based on a percentage of software license fees and are billed on a monthly basis.

         Revenues from software licenses are recognized upon delivery, provided that no significant obligations of the Company remain and collection of the related receivable is deemed probable. Revenues from hardware sales are recognized upon shipment of the product. Software support service revenues are recognized in the period in which the services are performed. Revenues from maintenance contracts are recognized ratably over the period of the contract.

         Research and development expenses consist primarily of compensation and consulting expenses and related equipment and licenses. To date, the Company has not capitalized any such development costs under Statement of Financial Accounting Standards ("SFAS") No. 86. All research and development expenses have been expensed as incurred.

         The Company believes future growth is largely dependent on the ability to increase sales of its core management information system product (SUMMIT V and related modules) and to develop a market for the NOW! product.

         The Company and its predecessors, Summit V, Inc., a Washington corporation and wholly-owned subsidiary of the Company, as well as Redwood Technology, which operated certain assets of the Company prior to selling them to Summit V, Inc. in 1995, have a history of losses. The Company sustained net losses of $265,000 and $1,701,000 for the fiscal years ended June 30, 1996 and 1997, respectively. Although the Company operated profitably in fiscal 1998, there can be no assurance that the Company will be able to operate profitably in the future.

         The Company's results of operations during fiscal 1997 were greatly affected by a significant increase in personnel and related personnel costs during the first half of fiscal 1997. Many of the new personnel were hired in anticipation of a large increase in sales and related support services which did not materialize during fiscal 1997. In November 1996, management hired a new Chief Financial Officer and implemented a significant restructuring of the Company, including a consolidation of the Company's workforce. As a result of this restructuring, the Company incurred substantial losses during the first half of fiscal 1997 and terminated approximately 30 employees in December 1996.

         Although no customer accounted for more than 10% of the Company's net sales during fiscal 1998, for the fiscal year ended June 30, 1997, Shaklee and Morinda accounted for approximately 23% and 11%, respectively, of the Company's net sales. Similar or greater concentration of its net sales among a limited number of customers may continue in the future. Any material decrease in net sales to any one of the Company's largest customers that is not matched by corresponding increases in net sales to new or existing customers could have a material adverse effect on the Company's financial condition and results of operations and could threaten its economic viability. There can be no assurance that the Company will receive orders from any existing customers or from new customers.

         The Company derived approximately 6.8% and 7.4% of its total revenue from its United Kingdom operations in 1997 and 1998, respectively. The Company's international business is subject to various risks common to international activities, including currency fluctuations. Revenues and expenses of the Company's United Kingdom operations are translated at the average exchange rate in effect during the period. Translation adjustments are reported as a separate component of stockholders' equity. The Company does not currently engage in currency hedging transactions.

    The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. Such fluctuations may be caused by many factors, including, but not limited to the size and timing of individual orders; seasonality of revenues; lengthy sales cycle; delays in introduction of products or product enhancements by the Company or other providers of hardware, software and components for the Company's systems; competition and pricing in the software industry; market acceptance of new products; foreign currency exchange rates; mix of products sold; and general economic conditions.

    The Company is or may be subject to claims of unsatisfied creditors of Redwood Technologies, Inc. alleging successor liability or other similar basis for liability. As of June 30, 1998 the Company had estimated and recorded a liability for such claims of approximately $175,000. In June 1998, the Company settled certain claims by the Internal Revenue Service against Redwood Technology for $135,000.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

    REVENUES. Total revenues increased 11.3% to $9,437,000 for 1998 from $8,480,000 for 1997. The increase was primarily attributable to increases in revenues from software licenses. Simultaneously with this increase in total revenues, the Company experienced a significant decrease in customer concentration as sales to Shaklee Products decreased from approximately 23% for all of fiscal 1997 to less than 10% in fiscal 1998.

    SOFTWARE LICENSE REVENUES. Software license revenues increased 32.1% to $3,649,000 for fiscal 1998 from $2,762,000 for 1997. The increase in software license revenues was due to an increase in system sales and additional modules sold to new and existing clients.

    EQUIPMENT, SOFTWARE AND SUPPLIES REVENUES. Equipment, software and supplies revenues decreased 18.8% to $836,000 for fiscal 1998 from $1,029,000 for 1997. The Company has reduced its emphasis on selling turnkey systems which typically had included low margin computer hardware equipment. As a result, equipment purchases have decreased.

    SUPPORT AND OPERATIONS REVENUE. Support and operations revenue increased 5.6% to $4,952,000 for fiscal 1998 from $4,689,000 for 1997. The increase is attributable to significant customization revenue recognized during the last quarter of 1998 related to a major customer. The increase was also a result of increased maintenance contract revenues resulting primarily from an increase in the number of customers paying maintenance for new and upgraded systems and enhanced administration of existing contracts. In the previous period, many customers were not charged additional maintenance fees when additional user licenses or modules were purchased as outlined in the original purchase contract. As a result, the Company was able to increase its maintenance contract revenues.

    COST OF REVENUES. Total cost of revenues decreased 23.9% to $3,219,000 for fiscal 1998 from $4,231,000 for 1997. Such decrease was primarily due to an increase in higher margin software sales and a decrease in lower margin service revenues and equipment sales. Total cost of revenues as a percentage of net revenues decreased from 49.9% in fiscal 1997 to 34.1% for fiscal 1998 primarily as a result of the decreased size of support staff in the later period along with a change in product mix away from sales of turnkey systems which typically had included low-margin computer equipment.

    COST OF SOFTWARE LICENSES. The cost of software licenses consists primarily of the cost of supplies that are included with the Company's systems that are provided by third-party suppliers. The cost of software licenses increased 75.1% to $513,000 for fiscal 1998 from $293,000 for fiscal 1997 as a result of the increase in software license revenues.

    COST OF EQUIPMENT, SOFTWARE AND SUPPLIES. The cost of equipment, software and supplies consists primarily of the cost of computer hardware and third-party software and related peripheral equipment purchased by the Company from various suppliers for resale as part of the Company's turnkey systems. These costs decreased by 78.5% to $168,000 for fiscal 1998 from $782,000 for the same period in 1997.

 COST OF SUPPORT AND OPERATIONS. The cost of support and operations consists primarily of personnel costs, travel and materials associated with providing implementation, education and training, consulting and technical services. These costs decreased 19.6% to $2,538,000 for fiscal 1998 from $3,156,000 for 1997.
During the first five months of fiscal 1997 the Company hired numerous support personnel which proved to be unproductive and the positions were ultimately eliminated in December 1996. As a result the cost of support and operations were lower for the 1998 fiscal year.

    GROSS PROFIT.  Gross profit increased by 46.4% to $6,219,000 for fiscal
1998 from $4,249,000 for 1997. Overall gross profit as a percentage of total revenues increased to 65.9% for fiscal 1998 from 50.1% for 1997, mainly as a result of the increase in higher-margin software license revenues as a percentage of total sales. Gross profit on the Company's software license revenues is significantly higher than on revenues from equipment, services and maintenance. Gross profit on software licenses remained relatively constant from fiscal 1997 to 1998 at 89.4% and 86.0%, respectively. Gross profit on software support services and maintenance increased to 48.7% for fiscal 1998 from 32.7% for 1997 due mainly to the elimination of many support personnel. The increase in equipment gross profit to 79.9% for fiscal 1998 from 24.1% for 1997 was primarily due to sales of more third party software and less hardware.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 9.8% to $925,000 for fiscal 1998 from $1,025,000 for 1997. The decrease primarily relates to the elimination of a highly compensated sales professional in March 1997 and more efficient management of marketing expenses.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 4.9% to $773,000 for the year ended June 30, 1998 from $737,000 for 1997. The increase in research and development expenses relates primarily to the continued development of the NOW! suite of products which began in December 1996.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 6.1% to $3,864,000 for 1998 from $4,116,000 for 1997. Such decrease was due primarily to a significant decrease in personnel resulting from a restructuring of the Company that began in December 1996.

    INTEREST EXPENSE. Interest expense increased 83.5% to $178,000 for fiscal 1998 from $97,000 for 1997. The increase relates to the equipment lease entered into in December 1996 and the interest due on a note payable to a stockholder which accrues interest at 18% annually and provides for monthly payments equal to 1% of the Company's gross margin until fully paid.
The increase is also attributable to the amortization of the original issue discount and deferred loan costs of $40,000 related to the 1998 Private Placement.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

    REVENUES. Total revenues increased 22.9% to $8,480,000 for fiscal 1997 from $6,899,000 for fiscal 1996. The increase was primarily attributable to increases in revenues from software licenses, software services and maintenance contracts.

 SOFTWARE LICENSE REVENUES. Software license revenues increased 63.9% to $2,762,000 for fiscal 1997 from $1,685,000 for fiscal 1996. The increase in software license revenues was due to an increase in system sales and additional software modules sold to new and existing clients. This increase was the direct result of an increased sales effort to sell high margin products particularly during the last six months of fiscal 1997.

 EQUIPMENT, SOFTWARE AND SUPPLIES REVENUES. Equipment, software and supplies revenues decreased 34.5% to $1,029,000 for fiscal 1997 from $1,572,000 for fiscal 1996. During the last half of fiscal 1997, the Company decreased its emphasis on selling turnkey systems which typically had included low margin equipment. As a result, equipment purchases have decreased.

 SUPPORT AND OPERATIONS REVENUE. Support and operations revenue increased 28.7% to $4,689,000 for fiscal 1997 from $3,643,000 for fiscal 1996. The increase in service revenues was principally due to additional purchases of the Company's systems and system upgrades by existing customers which required implementation assistance and the increase in maintenance contract revenues, primarily due to an increase in the number of customers paying maintenance fees for new and upgraded systems and enhanced administration of existing contracts. In previous years, many customers were not charged additional maintenance fees as additional user licenses or modules were purchased as outlined in the original purchase contract. As a result, the Company was able to increase its maintenance contract revenues.

    COST OF REVENUES. Total cost of revenues increased 26.8% to $4,231,000 for fiscal 1997 from $3,337,000 for fiscal 1996. Total cost of revenues as a percentage of net revenues increased from 48.4% in fiscal 1996 to 49.9% in fiscal 1997.

 COST OF SOFTWARE LICENSES. The cost of software licenses consists primarily of the cost of supplies that are included with the Company's systems that are provided by third-party suppliers. The cost of software licenses increased 79.8% to $293,000 for fiscal 1997 from $163,000 for fiscal 1996. The increase is a direct result of the increase in software sales.

 COST OF EQUIPMENT, SOFTWARE AND SUPPLIES. The cost of equipment, software and supplies consists primarily of the cost of computer hardware and third-party software and related peripheral equipment purchased by the Company from various suppliers for resale as part of the Company's turnkey systems. These costs decreased by 23.8% to $782,000 for fiscal 1997 from $1,026,000 for fiscal 1996 primarily as a result of the Company's decision to decrease its emphasis on sales of turnkey systems which typically had included low margin computer equipment.

 COST OF SUPPORT AND OPERATIONS. The cost of support and operations consists primarily of personnel costs, travel and materials associated with providing implementation, education and training, consulting and technical services. These costs increased 46.9% to $3,156,000 for fiscal 1997 from $2,148,000 for fiscal 1996. The increased support and operations expense relates primarily to a 43% increase in personnel during the first half of fiscal 1997. Many of the new hires were unnecessary and therefore unproductive. As a result, the Company terminated approximately 30 employees in December 1996.

    GROSS PROFIT. Gross profit increased by 19.3% to $4,249,000 for fiscal 1997 from $3,562,000 for fiscal 1996 primarily due to the increase in total revenues from fiscal 1996 to fiscal 1997. Overall gross profit as a percentage of total revenues decreased slightly to 50.1% for fiscal 1997 from 51.6% in fiscal 1996, mainly as a result of the decrease in margin on equipment sales which was offset somewhat by the increase in higher-margin software license revenue as a percentage of total revenues. Gross margin on the Company's software license revenues is significantly higher than on revenues from equipment, services and maintenance. Gross margins on software licenses remained relatively constant from fiscal 1996 to fiscal 1997 at 90.3% and 89.4%, respectively. Gross margins on software support services and maintenance decreased to 32.7% in fiscal 1997 from 41.0% in fiscal 1996 due mainly to the addition of new support personnel described above. The decrease in equipment gross margins to 24.1% in fiscal 1997 from 34.7% in fiscal 1996 was due to price competition in the computer hardware industry and discounting required in response to volume purchase agreements being offered by the computer manufacturers and computer resellers.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 34.0% to $1,025,000 for fiscal 1997 from $765,000 for fiscal 1996. The increase in sales and marketing expenses relate primarily to higher sales commission associated with increased revenue and higher travel costs to support increased sales activity.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 70.2% to $737,000 for fiscal 1997 from $433,000 for fiscal 1996.
The increase in research and development expenses relates primarily to the development during the last half of fiscal 1997 of the NOW! suite of products.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 68.5% to $4,116,000 for fiscal 1997 from $2,443,000 for fiscal 1996.
The general and administrative expenses as a percentage of revenue increased to 41.0% in fiscal 1997 compared to 35.4% in fiscal 1996. The increase in general and administrative expense relates primarily to the addition of new office space and additional personnel.

    INTEREST EXPENSE, NET. Interest expense increased 304.2% to $97,000 for fiscal 1997 from $24,000 for fiscal 1996. The increase related primarily to a $600,000 equipment lease the Company entered into in December 1996 which bears interest at approximately 8.0% per year.

BACKLOG

         The Company does not typically maintain a significant backlog and therefore revenues for each quarter depend substantially on orders received and delivered in that quarter. The average price of the Company's systems sold during the fiscal year ended June 30, 1998 was approximately $100,000 to $150,000. As a result of the relatively high revenue amount per order and relatively low unit volume, any lost or delayed sales will have a disproportionately greater effect on the Company's revenues and quarterly results relative to companies that have higher unit sales volumes and less revenue associated with each sale. The Company's sales cycle is typically three to six months from the time initial sales contact is made with a qualified prospect, making the timing of the Company's license fees difficult to predict and the Company's quarterly results difficult to forecast. The Company's expense levels are based in part on its forecast of future revenues. Accordingly, since the majority of the Company's expenses are fixed in nature, the Company would not be able to quickly curtail expenses in response to a decline in revenues, and operating results for a given quarter would be adversely affected. As a result, revenues for any quarter are subject to significant variation and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be profitable on a quarter-to-quarter basis.

LIQUIDITY AND CAPITAL RESOURCES

         The Company financed its operations primarily through cash flow from operations, private sales of the Company's equity and long-term equipment financing. The Company does not have access to a line of credit. The Company's $600,000 equipment lease requires the Company to maintain cash on deposit with a bank affiliated with the lessor. The required cash balance was initially $300,000 and reduces incrementally in proportion to the reduction in the lease balance. At June 30, 1998 the principal balance of the lease was $303,000 and the required cash balance was $200,000.

         As of June 30, 1998, the Company has a note payable to a stockholder with interest payable at 18% per annum. The note is payable in monthly installments of the greater of $10,000 or the individual monthly compensation of the two major stockholders and was secured by their shares in the Company. The Company has established an agreement with the note-holder allowing for a variance from regularly scheduled payments. At June 30, 1998 the outstanding
principal balance was $173,000.   The note was repaid in full in August 1998.

         The Company has entered into employment agreements with four of its executive officers as well as a Consulting and Non-Competition Agreement with a director and former officer of the Company, the terms of which are described elsewhere in this Annual Report on Form 10-KSB. In general, assuming none of the agreements are terminated and that each one year contract is renewed annually, such agreements provide for total payments of not less than $2.9 million through the end of the fiscal year ending June 30, 2002, including approximately $86,000 per month during the fiscal year ending June 30, 1999.

         In fiscal 1997, operating activities used net cash of approximately $1,192,000 primarily from a net loss of approximately $1,701,000 and a decrease in accounts payable of approximately $500,000 which were offset by a combined increase in customer deposits and accrued liabilities of approximately $705,000. In fiscal 1997 financing activities provided net cash of approximately $2,200,000 primarily from net proceeds from the sale of the Company's preferred stock (approximately $2,300,000) and proceeds from equipment notes payable (approximately $660,000) which were offset by a redemption of a portion of the Company's common stock ($340,000), repayment of notes payable (approximately $134,000), and increase in restricted cash ($300,000). In fiscal 1997 the Company's investing activities used net cash of approximately $1,000,000 primarily to purchase property and equipment.

         In fiscal 1998, operating activities used net cash of approximately $62,000 attributable to the increase in trade receivables of approximately $496,000, an increase in other assets of $97,000, a decrease in accounts payable of approximately $128,000 and a combined decrease in customer deposits and other accrued liabilities of approximately $514,000. This was partially offset by net income of approximately $478,000, and an increase in refundable income taxes of $131,000. In fiscal 1998 financing activities provided net cash of approximately $461,000 primarily from the net proceeds through the sale of the promissory notes and warrants of (approximately $1,000,000) and a decrease in restricted cash (approximately $100,000) which were offset by repayment of notes payable (approximately $265,000) and prepaid offerings costs (approximately $374,000). In fiscal 1998 the Company's investing activities used net cash of approximately $331,000 primarily to purchase property and equipment.

         At June 30, 1998, the Company had approximately $401,000 in cash, including restricted cash. As of August 31, 1998, the Company believes that its current cash balance and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company believes that its anticipated cash flow from operations, current cash and cash equivalent balances will provide sufficient cash resources to finance its operations and associated marketing and customer support activities for at least 12 months. Thereafter, the Company's continued operations will depend upon cash flow from operations and/or the availability of further financing.

         In June 1998, the Company completed a $1,000,000 private placement of bridge loans. Net proceeds were $880,000 after a placement fee of $120,000. The bridge loans accrue interest at an annual rate of 7%. The proceeds were used to pay off some existing debt and for general working capital. The bridge loans are due the earlier of twelve months or at completion of the initial public offering.

         In August 1998, the Company completed an initial public offering of 1,500,000 shares, of which 1,210,000 shares were offered by the Company and 290,000 shares by selling shareholders. Net proceeds to the Company was approximately $4,514,000 after deducting all offering-related expenses of $1,536,000. The Company used a portion of the proceeds to repay the outstanding indebtedness of $1,000,000 which was incurred with 1998 private placement and approximately $258,000 related to other indebtedness. The remaining proceeds will be used in the development of new products and upgrades, expansion of the Company's sales and marketing efforts and general working capital.

         The Company's accounts receivable balances at June 30, 1997, and 1998 were $948,000 and $1,225,000, respectively. Accounts receivable in the over 90-day category at June 30, 1997 was $485,000, or 51.16% of accounts receivable, compared to $308,000, or 25.0% of accounts receivable, at June 30, 1998. The number of days sales in accounts receivable was 40 days for the years ended June 30, 1997 and 1998. The increase in accounts receivable from June 30, 1997 to June 30, 1998 was due to granting additional credit terms to larger customers that have a strong payment history. Bad debt expense as a percentage of sales for the period ended June 30, 1997 and 1998 was 1.2% and 1.8%, respectively. The allowance for doubtful accounts decreased from $200,000 at June 30, 1997 to $146,000 at June 30, 1998, a decrease of
$54,000, which is attributable to more specific write-offs in 1998 and therefore a lower general reserve.

         At June 30, 1998, the Company had three customers which accounted for approximately 40.4% of the accounts receivable at June 30, 1998.

         See Note 4 in the Consolidated Financial Statements, regarding the Company's income tax provision and deferred taxes.

YEAR 2000

         The Company believes that its principal software products (SUMMIT V and NOW!) are Year 2000 compliant. However, because the Company's products are designed to work with relational database and other software products developed and sold by third parties, any failure of these third party software products to be Year 2000 compliant could result in the failure of the Company's software products to effectively operate. Although the Company does not expect any significant disruption in operations or any significant expenditures as a result of computer software issues related to the Year 2000, any failure of third party software used by the Company could have the effect of harming the Company's reputation in the market and could have an adverse effect on sales of the Company's products and its financial performance.

NEW ACCOUNTING STANDARDS

         Statements of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 129. The Company adopted SFAS No. 129 on December 15, 1997 and it had no effect on its financial position or results of operations.

         Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This standard deals with financial statement disclosure and will not affect the results of operations.

         Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This standard deals with financial statement disclosure and will not affect the results of operations.

         Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2") issued by the AICPA is effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 supersedes SOP 91-1 regarding software revenue recognition. SOP 97-2 establishes standards which require a company to recognize revenue when (1) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectibility is probable. SOP 97-2 also discusses the revenue recognition criteria for multiple element contracts and allocation of the fee to various elements based on vendor-specific objective evidence of fair value. The Company has not determined the effect on its results of operations, however, it does not expect adoption of SOP 97-2 to have a material effect on the financial statements.

FORWARD-LOOKING STATEMENTS

         When included in this Annual Report on Form 10-KSB, the words "expects," "intends," "anticipates," "plans," "projects" and "estimates," and analogous or similar expressions are intended to identify forward-looking statements. Such statements, which include statements contained in Item 6 and
Item 1 hereof, are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. For a discussion of certain of such risks, see the subsection of Item 1 entitled "Risk Factors." These forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS

         See the Consolidated Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-28

ITEM 8. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                      PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The current directors and executive officers of the Company are as follows:


    NAME                     AGE   POSITION
    ----                     ---   --------
    David Edwards. . . . . .  46   President, Chief Executive Officer and
                                   Chairman of the Board
    Jim Thompson . . . . . .  35   Chief Technology Officer
    Steve McKeag . . . . . .  34   Chief Financial Officer
    Robert Cavitt. . . . . .  35   Executive Vice President of Sales and
                                   Marketing and Director
    Greg Fink. . . . . . . .  35   Senior Vice President of Sales
    Dan Jensen . . . . . . .  45   Director
    John L. Tefft(1) . . . .  57   Director


-----------
(1)  Appointed as a director in September 1998.

    In addition to John Tefft, the Company intends to identify and elect one additional independent director.

    DAVID EDWARDS is a founder of the Company and has served as the President, Chief Executive Officer and a director of the Company since its inception and as Chairman of the Board of Directors since November 1997. Prior to founding the Company, Mr. Edwards served as the Chief Executive Officer of Redwood Technology, the previous owner of certain of the Company's current assets, from 1991 through 1995.

    JIM THOMPSON joined the Company in November 1996 as the director of product development and has served as the Chief Technology Officer since April 1997. From April 1995 to November 1996, Mr. Thompson served as Manager of Data and Messaging Services Business Development for TMI Communications, a leader in geostationary satellite and terrestrially integrated telephony services. From August 1992 to April 1995, Mr. Thompson served as a senior software manager for Orbital Sciences Corporation. Mr. Thompson received a B.S. in Computer Sciences from the University of Ottawa.

    STEVE MCKEAG joined the Company in November 1996 as Chief Financial Officer. From September 1995 until November 1996, he worked as an investment banker for The Boston Group, L.P. and from January 1993 to September 1995 Mr. McKeag worked as an investment banker for Cruttenden Roth, Inc. From January 1987 to January 1993 Mr. McKeag worked as a licensed certified public accountant in California. Mr. McKeag received a B.A. in business administration from California State University at Fullerton and a J.D. from Loyola Law School.

    ROBERT CAVITT has worked for the Company since it commenced operations in July 1995, has served as Executive Vice President of Sales since September 1997, and was appointed as a director of the Company upon completion of the Company's initial public offering in August 1998. From 1988 to 1995, Mr. Cavitt worked for Redwood Technology in sales and operations. Mr. Cavitt has over 11 years of industry experience in sales and implementation of corporate operating and information systems.

    GREG FINK has worked for the Company since it commenced operations in July 1995 and has served as Senior Vice President of Sales since September 1997. Previously, Mr. Fink worked for Redwood Technology in sales and operations for 13 years.

    DAN JENSEN is a founder of the Company, has served as a director of the Company since its inception and served as the Company's Chairman of the Board until November 1997. Prior to founding the Company, Mr. Jensen was one of the founders of Redwood Technology where he served as Chairman of the Board from inception through June 1995 and as its President and Chief Executive Officer from inception to November 1991.

    JOHN L. TEFFT was appointed as a director in September 1998. From 1993 until recently, Mr. Tefft was an executive of Shaklee Corporation, a leading direct sales company, where he served as an Executive Vice President from 1995 until his recent retirement from that company. Mr. Tefft's responsibilities at Shaklee Corporation included marketing and operations of all Network Marketing business units with worldwide sales in excess of $300M annually. Mr. Tefft's previous experience also includes 18 years at Avon Products Inc. where he was involved in the development of both domestic and international markets

BOARD OF DIRECTORS AND COMMITTEES

    Members of the Company's Board of Directors serve until the next annual meeting of stockholders and the election and qualification of their successors. The business of the Company's Board of Directors is conducted through full meetings of the Board, as well as through meetings of its committees. The Company intends to establish an audit committee, a majority of the members of which shall be independent directors. The Audit Committee will make recommendations to the Board of Directors regarding the selection of the Company's independent auditors, review the results and scope of the audit and other services provided by the Company's independent auditors, and reviews and evaluates the Company's audit and control functions.


ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth information concerning compensation of the Chief Executive Officer and each other executive officer who received annual compensation in excess of $100,000 for the fiscal year ended June 30, 1998:

                              SUMMARY COMPENSATION TABLE


                                                                ANNUAL COMPENSATION
                                                                -------------------
                                                                                                 SHARES
                                            FISCAL                              ALL OTHER      UNDERLYING
    NAME AND PRINCIPAL POSITION             YEAR(1)    SALARY        BONUS   COMPENSATION(2)     OPTIONS
    ---------------------------             -------    ------        -----   ---------------     -------
    David Edwards                              1998   $165,000     $  -0-       $   -- (2)       -0-
       President, Chief Executive              1997    165,000        -0-           -- (2)       -0-
       Officer, and Chairman
    Steve McKeag                               1998    135,000      100,000         -- (2)       -0-
         Chief Financial Officer
    Dan Jensen                                 1998    165,000        -0-           -- (2)       -0-
       Director(3)                             1997    165,000        -0-           -- (2)       -0-
    Robert Cavitt
       Executive Vice President of             1998    153,620(4)     -0-           -- (2)       39,113
       Sales and Marketing
    Greg Fink                                  1998    142,453(4)     -0-           -- (2)       -0-
        Senior Vice President of Sales
    Jim Thompson                               1998    125,000       10,000         -- (2)       -0-
        Chief Technical Officer


-----------
(1) Pursuant to applicable rules of the Securities and Exchange Commission, information with respect to compensation paid in fiscal 1997 is only provided for those executive officers with respect to which such compensation information was required to be provided in previous Company filings. However, except as disclosed in the Summary Compensation Table, no executive officer of the Company was paid more than $100,000 in salary and bonus in fiscal 1997.
(2) Perquisites and other personal benefits did not in the aggregate reach the lesser of $50,000 or 10% of the total annual salary and bonus reported in this table for any named executive officer.
(3) Mr. Jensen served as the Company's Chairman of the Board during the fiscal year ended June 30, 1998 and served as an officer of the Company in such capacity. As described in "Management--Employment and

         Consulting Agreements" below, Mr. Jensen resigned as the Company's Chairman of the Board in November 1997.
(4) Includes base salary and commission earned during the fiscal year in question.

OPTION GRANTS DURING FISCAL 1998

         The following table sets forth information on grants of stock options pursuant to Jenkon International, Inc. Stock Option Plan during the fiscal year ended June 30, 1998, to the officers identified in the Summary Compensation Table who were granted options in fiscal 1998:

                          OPTION GRANTS IN FISCAL YEAR 1998

                                       % of Total
                                         Options
                                       Granted to
                           Options      Employees   Exercise
            Name         Granted(1)    in 1998(2)    Price     Expiration Date
            ----         ----------    ----------    -----     ---------------
       Robert Cavitt    39,113            36.1%     $2.5567    October 1, 2007


---------------------------
(1) The amounts in the table represent shares of the Company's Common Stock covered by stock options granted to the named individual under the Jenkon International, Inc. Stock Option Plan. The listed options are fully vested.
(2) The number of shares of Company Common Stock covered by the options granted to the named individual during the last completed fiscal year of the Company equals the percentage set forth below of the total number of shares of the Company common stock covered by all options granted by the Company to employees of the Company during such year.

OPTION EXERCISES IN FISCAL 1998 AND YEAR-END OPTION VALUES

         The following table sets forth information concerning stock options which were exercised during, or held at the end of, fiscal 1998 by the officers named in the Summary Compensation Table:

                      OPTION EXERCISES AND YEAR-END VALUE TABLE

                                                                   Number of                  Value of Unexercised
                               Shares                        Unexercised Options              In-the-Money Options
                              Acquired                       at Fiscal Year End              at Fiscal Year End(1)
                                 on         Value        --------------------------       ---------------------------
         Name                 Exercise     Realized      Exercisable   Unexercisable      Exercisable   Unexercisable
         ----                 --------     --------      -----------   -------------      -----------   -------------
David Edwards                 -0-          $  -0-            -0-               -0-           $  -0-       $  -0-

Dan Jensen                    -0-             -0-            -0-               -0-              -0-          -0-

Robert Cavitt                 -0-             -0-          195,567             -0-           464,491         -0-

Greg Fink                     -0-             -0-           78,227             -0-           191,797         -0-

Jim Thompson                  -0-             -0-           97,783             -0-           239,744         -0-

Steve McKeag                  -0-             -0-          156,454(2)          -0-           721,597         -0-


--------------------------
(1)      Common Stock valued at $4.625 per share.
(2) Excludes warrants to purchase up to 16,590 shares of Common Stock at a price of $2.6845 granted to Mr. McKeag in connection with services rendered to The Boston Group, L.P. prior to his employment by the Company.

EMPLOYMENT AND CONSULTING AGREEMENTS

         Effective August 11, 1998, the Company entered into four-year employment agreements with each of Messrs. Edwards and Cavitt and one-year renewable employment agreements with Messrs. McKeag and Thompson, which provide for annual base salaries of $200,000, $90,000, $150,000 and $150,000, respectively, subject to a 5% cost of living increases. Mr. Cavitt's employment agreement provides for a performance bonus based on the volume of sales generated by Mr. Cavitt. In addition, each of Messrs. Edwards, McKeag, Thompson and Cavitt will be entitled to discretionary bonuses at the election of the Board of Directors as well as other benefits and perquisites, including a minimum of four weeks annual vacation, and health, group life and disability insurance. In the event the Company terminates the employment of any of these executive officers without "cause" as defined in their respective employment agreements, the Company will be required to make a severance payment equal to one year's base salary with respect to Messrs. Edwards, McKeag and Thompson, and $200,000 with respect to Mr. Cavitt. Each of these employment agreements contains non-competition covenants.

         In November 1997, Dan Jensen resigned as Chairman of the Board of the Company but agreed to remain as a director of the Company. Effective July 1, 1998 Mr. Jensen and the Company entered into a Consulting and Non-Competition Agreement pursuant to which Mr. Jensen agreed to provide certain consulting services to the Company and agreed to certain three year covenants regarding future competition with the Company in exchange for the following payments and benefits: (i) $30,000 on signing, (ii) $50,000 within three business days following completion of the Company's initial public offering, (iii) $75,000 at the end of the three year term, (iv) $12,000 per month from August 1, 1998 through January 31, 1999, (v) $8,000 per month from February 1, 1999 through January 31, 2000, (vi) $4,000 per month from February 1, 2000 through July 31, 2001, and (vii) reimbursement and payment of certain automobile, insurance, phone, and other expenses as well as an agreement by Jenkon to assume certain personal guarantees of Mr. Jensen.

         With respect to any covenants not to compete contained in the agreements described above, there can be no assurance that, if challenged, a state court would elect to enforce such provisions in full, if at all.

COMPENSATION OF BOARD OF DIRECTORS

         Directors previously have received no cash compensation for serving on the Board of Directors. Beginning in September 1998, the Company will pay fees to its non-employee directors for serving on the Board of Directors and for their attendance at Board and committee meetings. The Company will pay each non-employee director a fee of $1,000 per board meeting attended, plus expenses of attending such meetings.

         In addition, the Company has granted John L. Tefft and intends to grant each additional independent non-employee director an option to purchase an aggregate of 15,000 shares of Common Stock upon appointment of such director. The exercise price of Mr. Tefft's option is $5.32 per share and the exercise price of any additional options granted to independent non-employee directors shall be the fair market value of a share of Common Stock on the date of grant. Each such option shall become exercisable as to one-third of the shares on the third monthly anniversary of the grant date, one-third on the first yearly anniversary of the grant date, and the remaining one-third on the second yearly anniversary of the grant date. The options will expire on the earlier of ten years from the date of grant or three months after the optionee ceases to be a director of the Company.

         See "Employment and Consulting Agreement" above for a description of the terms of the Consulting and Non-Competition Agreement between the Company and Dan Jensen, a director and former officer of the Company.

STOCK OPTION PLAN

         In October 1996 the Company adopted the Jenkon International, Inc. Stock Option Plan (the "Plan"). The Plan empowers the Company to award or grant to officers, directors, outside consultants and employees of the Company and its subsidiaries, Incentive and Non-Qualified Stock Options ("Options") authorized by the Board of Directors or a committee of the Board of Directors (the "Committee") formed for purposes of administering the Plan.

 ADMINISTRATION. The Plan will be administered by the Board of Directors or, in the discretion of the Board of Directors, the Committee (either one being referred to herein as the "Administrator"). The Plan provides that any Committee must consist of at least two directors of the Company who are "outside directors" as defined in Treasury Regs. Section 1.162-27(e)(3) and "non-employee directors" as defined in Rule 16b-3(b)(3)(i) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Committee has the sole authority to construe and interpret the Plan, to make rules and procedures relating to the implementation of the Plan, to select participants, to establish the terms and conditions of Options and to grant Options, with broad authority to delegate its responsibilities to others, except with respect to the selection for participation of, and the granting of Options to, persons subject to Sections 16(a) and 16(b) of the Exchange Act.

 ELIGIBILITY CONDITIONS. All employees (including officers) and directors of the Company and its subsidiaries and outside consultants selected by the Administrator will be eligible to receive Options under the Plan. Outside consultants and non-employee directors are only eligible to receive Non-Qualified Stock Options under the Plan. The selection of recipients of, and the nature and size of, Options granted under the Plan will be solely within the discretion of the Administrator. Except with respect to the exercisability of Incentive Stock Options and as provided in the following paragraph, there is no limit on the number of shares of Common Stock or type of option in respect of which Options may be granted to or exercised by any person.

 SHARES SUBJECT TO PLAN. The maximum number of shares of Common Stock in respect of which Options may be granted under the Plan (the "Plan Maximum") is 1,000,000. However, options for no more than 250,000 shares may be issued to any optionee in any calendar year. For the purpose of computing the total number of shares of Common Stock available for Options under the Plan, the above limitations shall be reduced by the number of shares of Common Stock subject to issuance upon exercise or settlement of Options previously granted, determined at the date of grant of such Options. However, if any Options previously granted are forfeited, terminated, settled in cash or exchanged for other Options or expire unexercised, the shares of Common Stock previously subject to such Options shall again be available for further grants under the Plan. The shares of Common Stock which may be issued to participants in the Plan upon exercise of an Option may be either authorized and unissued Common Stock or issued Common Stock reacquired by the Company. No fractional shares may be issued under the Plan.

         The maximum number of shares of Common Stock issuable upon the exercise of Options granted under the Plan is subject to appropriate equitable adjustment in the event of reorganization, stock split, stock dividend, combination of shares, merger, consolidation or other recapitalization of the Company.

 TRANSFERABILITY. No Option granted under the Plan, and no right or interest therein shall be assignable or transferable by a participant except by will or the laws of descent and distribution.

 TERM, AMENDMENT AND TERMINATION. The Plan will terminate on October 6, 2006, except with respect to Options then outstanding. The Board of Directors of the Company may amend or terminate the Plan at any time, except that the Board of Directors may not, without approval of the stockholders of the Company, make any amendments that would (1) increase the total number of shares available for issuance (except as permitted by the Plan to reflect changes in capital structure), (2) materially change the eligibility requirements, or
(3) materially increase the benefits accruing to participants under the Plan

 INCENTIVE STOCK OPTIONS. Options designated as Incentive Stock Options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), in an amount up to the Plan Maximum may be granted under the Plan. The number of shares of Common Stock in respect of which Incentive Stock Options are first exercisable by any participant in the Plan during any calendar year shall not have a fair market value (determined at the date of grant) in excess of $100,000 (or such other limit as may be imposed by the Code). To the extent the fair market value of the shares for which options are designated as Incentive Stock Options that are first exercisable by any optionee during any calendar year exceed $100,000, the excess amount shall be treated as Non-Qualified Stock Options. Incentive Stock Options shall be exercisable for such period or periods, not in excess of ten years after the date of grant, as shall be determined by the Administrator.

 NON-QUALIFIED STOCK OPTIONS. Non-Qualified Stock Options may be granted for such number of shares of Common Stock and will be exercisable for such period or periods as the Administrator shall determine.

 OPTIONS EXERCISE PRICES. The exercise price of any Option granted under the Plan shall be at least 85% of the fair market value of the Common Stock on the date of grant. The exercise price of any Incentive Stock Options shall be at least 100% of the fair market value on the date of grant, except that the exercise price of any Incentive Stock Option granted to any participant in the Plan who owns in excess of 10% of the outstanding voting stock of the Company shall be 110% of the fair market value of the Common Stock on the date of grant. Fair market value per share of Common Stock shall be determined as the closing price per share on the last trading day if the Common Stock is listed on an established stock exchange or the Nasdaq National market, or as the average of the closing bid and asked prices per share if the Common Stock is quoted by the Nasdaq SmallCap Market, the Nasdaq Electronic Bulletin Board or the National Quotation Bureau pink sheets, or as the amount determined in good faith by the Administrator if the Common Stock is neither listed for trading on an exchange or quoted by the Nasdaq National Market, Nasdaq Small Cap Market, Nasdaq Electronic Bulletin Board or National Quotation Bureau pink sheets.

 EXERCISE OF OPTIONS. Each Option shall become exercisable according to the terms specified in the option agreement governing such Option. Except as provided below, no Option may be exercised unless the holder thereof remains in the continuous employ or service of the Company. No Option shall be exercisable after the earlier of ten years from the date of grant or three months after employment or service as a director or consultant of the Company or its subsidiary terminates (one year if such termination is due to the participant's death or disability). Options shall be exercisable upon the payment in full of the applicable option exercise price in cash or, if approved by the Administrator, by instruction to a broker directing the broker to sell the Common stock for which such Option is exercised and remit to the Company the aggregate exercise price of the Option or, in the discretion of the Administrator, upon such terms as the Administrator shall approve, in shares of the Common Stock then owned or purchasable by the optionee (at the fair market value thereof at exercise date). The Administrator also has discretion to extend or arrange for the extension of credit to the optionee to finance the purchase of shares on exercise.

 GRANT OF OPTION. As of June 30, 1998, the Company had granted Options to acquire a total of 597,234 shares of Common Stock to certain employees of the Company, including executive officers of the Company, at an exercise price equal to the fair market value per share of the Company's Common Stock at the time of grant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 24, 1998, for
(i) each of the Company's directors, (ii) by each of the executive officers identified in the Summary Compensation Table, (iii) all executive officers and directors of the Company as a group and (iv) each person who beneficially owns 5% or more of the outstanding shares of Common Stock. The Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.


                                            SHARES BENEFICIALLY OWNED(1)
                                            ----------------------------

                                          NUMBER OF               PERCENT
     NAME                                 SHARES (1)              OWNED(3)
     ----                                 ----------              --------
David Edwards(2)                             815,796              19.18

Dan Jensen(2)                                815,796              19.18

Robert Cavitt                                195,567  (4)          4.40

Greg Fink                                     78,227  (5)          1.81

Jim Thompson                                  97,783  (6)          2.25

Steve McKeag                                 173,044  (7)          3.91

John Tefft                                       -0-  (8)          0.00

All directors and executive
officers as a group (7 persons)            2,176,213  (8)(9)      45.35


--------------------

(1) Shares of Common Stock which the person has the right to acquire within 60 days of September 24, 1998 are deemed outstanding in calculating the percentage of ownership of the persons, but not deemed outstanding as to any other person.
(2) The business address of each of Mr. Edwards and Mr. Jensen is c/o the Company at 7600 N.E. 41st Street, Suite 350, Vancouver, Washington 98662.
(3) Percentages based on 4,253,515 shares of Common Stock outstanding as of September 24, 1998.
(4) Consists of shares issuable upon currently exercisable options to purchase an aggregate of 195,567 shares of Common Stock.
(5) Consists of shares issuable upon currently exercisable options to purchase an aggregate of 78,227 shares of Common Stock.
(6) Consists of shares issuable upon currently exercisable options to purchase an aggregate of 97,783 shares of Common Stock.
(7) Consists of (i) shares issuable upon exercise of an option to purchase up to 156,454 shares of Common Stock, and (ii) 16,590 shares of Common Stock that are issuable upon exercise of an outstanding warrant.
(8) Excludes 15,000 shares issuable upon exercise of an option to purchase Common Stock granted to Mr. Tefft and which becomes exercisable as to 5,000 shares on each of December 17, 1998, September 17, 1999, and September 17, 2000.
(9) Includes currently exercisable options and warrants to acquire an aggregate of 544,621 shares of Common Stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PRIVATE PLACEMENTS

         In June 1998, the Company completed a private placement (the "1998 Private Placement") of $1,000,000 of unsecured promissory notes (the "1998 Notes") and warrants (the "1998 Warrants") to purchase an aggregate of 117,321 shares at an exercise price of $.6392 per share. Meridian Capital Group, Inc. and Trautman Kramer & Company Incorporated acted as placement agents with respect to the 1998 Private Placement and, as a result, received (i) commissions equal to 10% of the gross proceeds sold by them, plus (ii) a non-accountable expense allowance equal to 2% of the gross proceeds sold by them. The 1998 Notes had an interest rate of 7% per annum and were repaid in full upon completion of the Company's initial public offering in August 1998.

         The 1998 Warrants are not exercisable until one year from the date of grant and have a term of five years from the date of grant. Such warrants have a provision for cashless exercise pursuant to which the holder will receive upon exercise the number of shares of Common Stock otherwise issuable upon such exercise, less the number of shares of Common Stock having an aggregate current market price on the date of exercise equal to the exercise price per share multiplied by the number of shares of Common Stock for which such warrants are being exercised.

         In September 1996, the Company completed a private placement of 1,500,000 shares of its Series A Preferred Stock which resulted in gross proceeds to the Company of $3 million and net proceeds of approximately $2.3 million (the "1996 Private Placement"). Approximately $400,000 of the proceeds of the 1996 Private Placement were used to redeem a total of 156,454 shares of Common Stock held by David Edwards and Dan Jensen at a price of $2.17 per share.

         In connection with the 1996 Private Placement, The Boston Group, L.P. ("TBG") received warrants to purchase shares of Series A Preferred Stock (the "1996 Warrants") which, converted into warrants to purchase an aggregate of 161,760 shares of Common Stock at an exercise price of $2.6845 per share upon completion of the Company's initial public offering in August 1998. The 1996 Warrants have a provision for cashless exercise pursuant to which the holder will receive upon exercise the number of shares of Common Stock otherwise issuable upon such exercise, less the number of shares of Common Stock having an aggregate current market price on the date of exercise equal to the exercise price per share multiplied by the number of shares of Common Stock for which the 1996 Warrants are being exercised.

         Subsequent to the issuance of the 1996 Warrants, TBG transferred 1996 Warrants to certain of its current and former affiliates, including transfers of warrants to purchase an aggregate of 40,439 shares of Common Stock to Anthony Soich and Steve McKeag, each of whom were employed by TBG at the time of the 1996 Private Placement. As a result of such transfers, Mr Soich currently holds 1996 Warrants to purchase 23,849 shares of Common Stock, Mr. McKeag, the Company's Chief Financial Officer, currently holds 1996 Warrants to purchase 16,590 shares of Common Stock, and TBG holds 1996 Warrants to purchase 121,321 shares of Common Stock.

TRANSACTION WITH REDWOOD TECHNOLOGY

         Konson Gee, one of the founding stockholders of Redwood Technology, left Redwood Technology in 1994. At such time Mr. Gee held promissory notes evidencing outstanding loans to Redwood Technology that aggregated approximately $47,000 and held a note of the Company in the original principal amount of $362,914 incurred in connection with the redemption of Mr. Gee's shares in Redwood Technology. Mr. Gee demanded payment in full of amounts due and payable under one of these notes representing loans to Redwood Technology. In
January 1995, Mr. Gee notified Redwood Technology of his foreclosure. The collateral that had been granted to Mr. Gee as security for such loans included substantially all of the assets of Redwood Technology. Although Mr. Gee had rights to foreclose against substantially all of the assets of Redwood Technology, including software programs, Mr. Gee only foreclosed on the fixed assets and permitted Redwood Technology to retain all other assets, and to continue to supply product to new and existing customers, generally operate, and produce revenue (which was applied by Redwood Technology to outstanding debts and operating expenses) through June 30, 1995. Mr. Gee acquired the fixed assets from Redwood Technology by means of Redwood Technology voluntarily assembling and surrendering collateral to Mr. Gee in satisfaction of the $47,000 note.

         Following Mr. Gee's departure, Dan Jensen and David Edwards formed Jenkon International, Inc., a Washington corporation, whose wholly-owned subsidiary, Summit V, Inc. purchased from Mr. Gee all of the fixed assets that had belonged to Redwood Technology for approximately $47,000. The Company (through Summit V, Inc.) licensed from Redwood Technology, on a perpetual basis, including an exclusive seven-year period, all of its software programs and rights therein, including the SUMMIT V software, and Redwood Technology granted the Company the right to purchase such software. The Company exercised its purchase rights in July 1998.

         Mr. Gee had personally guaranteed $320,000 of Redwood Technology's debts and was individually liable as an officer for $280,000 of withholdings from payroll that were required to be placed in Redwood Technology's payroll tax trust account. Pursuant to the terms of the license of the SUMMIT V software, the Company agreed to assume approximately $1.4 million of liabilities of Redwood Technology as payment of the royalties due under such license. Such liabilities included loan obligations to Daniel Jensen in the amount of $18,800, and obligations to Konson Gee in the amount of $362,914 which were incurred in connection with the redemption by Redwood Technology of Mr. Gee's shares in Redwood Technology. In addition, a significant portion of the obligations assumed by the Company were personally guaranteed by Daniel Jensen and/or
Mr. Gee.

         In addition, Mr. Gee was granted an option by Jenkon International, Inc., a Washington corporation, to acquire 22,351 shares of Common Stock of the Company for an aggregate price of $100, and exercised such option in early 1996.

         Redwood Technology's former assets comprised substantially all of the initial operating assets of the Company. Many or all of the initial management personnel of the Company had been the management personnel of Redwood Technology. Because Redwood Technology may be deemed to have been rendered insolvent by the sale and license of certain assets to Summit V, Inc., the Company is or may be subject to claims by unsatisfied creditors of Redwood Technology alleging successor liability or other similar claims. The Company believes that such claims could total as much as $200,000 plus interest and charges thereon which continue to accrue. In exchange for payment of $135,000, the Company recently settled certain claims arising from tax liens recorded against the assets of Redwood Technology with respect to the unpaid employer portion of payroll taxes. The Company intends to settle certain other obligations of Redwood Technology. However, there can be no assurance against claims being made that might result in the Company's rights to such assets being challenged.

         Daniel O. Jensen was a significant stockholder, director and executive officer of Redwood Technology. David A. Edwards was an executive officer of Redwood Technology. Payment to or for the benefit of Redwood Technology may also further the individual interests of certain members of the Company's present management by limiting or eliminating their liability, or claims asserting their liability, arising from their having served Redwood Technology, in such capacities or otherwise.

OTHER TRANSACTIONS

         In the ordinary course of the Company's business, the Company has had purchase arrangements with Jentronix, an entity wholly-owned by a brother of Dan Jensen, a principal stockholder, director and former officer of the Company. Purchases from Jentronix amounted to zero, $7,322 and $46,799 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. In addition, in July 1998, the Company agreed to acquire two software products developed by Jenetec LLC, an affiliate of Dan Jensen, for an aggregate purchase price of $50,000.

         See "Management--Employment and Consulting Agreements" for a discussion of the terms of a Consulting and Non-Competition Agreement between the Company and Dan Jensen, a director and former officer of the Company.

         The Company intends that future transactions between the Company and its officers, directors and 5% (or greater) stockholders will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested directors or by the Company's stockholders in accordance with Delaware law.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
3.1            Articles of Incorporation of the Company, as amended*
3.2            Bylaws of the Company, as amended*
4.1            Form of Representatives' Warrant Agreement, including form of
               Representatives' Warrant.*
4.2            Dealer Manager's Warrant Agreement, dated as of July 1, 1996 between the Company and The Boston Group, L.P.*
4.3            Form of Warrant to purchase Common Stock issued in connection with the 1998 Private Placement*
4.4            Subscription Supplement and Registration Rights Agreement with respect to 1996 private placement*
10.1           Form of Employment Agreement of David Edwards*
10.2           Form of Employment Agreement of Steve McKeag*
10.3           Form of Employment Agreement of Jim Thompson*
10.4           Form of Employment Agreement of Robert Cavitt*
10.5           Consulting and Non-Competition Agreement of Dan Jensen*
10.6           Form of Indemnification Agreement with Officers and Directors*
10.7           Jenkon International, Inc. Stock Option Plan*
10.8           Lease Agreement--Corporate Headquarters, Vancouver, Washington*
10.9           Form of Software Service Agreement*
10.10          Value Added Reseller Agreement, dated January 17, 1997, between the Company and Unidata, Inc.*
10.11          Earthlink Network TotalAccess Distribution Agreement, dated
               November 27, 1997, between the Company and EarthLink Network,
               Inc.*
10.12          Sublease Agreement, dated April 1, 1998, between the Company and
               S&P Company*
11             Statement re: Computation of Per Share Earnings
22             List of Subsidiaries*
27             Financial Data Schedule


-------------------

* Incorporated by reference to the referenced document filed as an exhibit to the Company's Registration Statement on Form SB-2, Commission File No. 333-56023, filed on June 4, 1998, and amended on July 15, 1998 and August 3, 1998).

         b.    Reports on Form 8-K.

               No reports on Form 8-K were filed in the last quarter of the period covered by this Report.

                                      SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 1998

                                        Jenkon International, Inc.


                                        By:  /s/ David Edwards
                                             ----------------------------------
                                             David Edwards, President and CEO



         Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signatures               Capacity                           Date
----------               --------                           -----

/s/ David Edwards        Chairman, President,               September 25, 1998
----------------------   Chief Executive Officer and
David Edwards            Director


/s/ Dan Jensen           Director                           September 25, 1998
----------------------
Dan Jensen


/s/ Robert Cavitt        Executive Vice-President of Sales  September 25, 1998
----------------------   and Marketing, and Director
Robert Cavitt


/s/ Steve McKeag         Chief Financial Officer            September 25, 1998
----------------------   (Principal Accounting Officer)
Steve McKeag

                            JENKON INTERNATIONAL, INC.
                                      AND SUBSIDIARIES






                                              CONSOLIDATED FINANCIAL STATEMENTS
                                             YEARS ENDED JUNE 30, 1997 AND 1998

                    JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-3


    CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1997 AND 1998                F-4


    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30,
        1997 AND 1998                                                       F-6


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED
        JUNE 30, 1997 AND 1998                                              F-7


    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30,
        1997 AND 1998                                                       F-8


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-9

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
Jenkon International Inc. and Subsidiaries
Vancouver, Washington


We have audited the accompanying consolidated balance sheets of Jenkon International, Inc. and Subsidiaries as of June 30, 1997 and 1998, and the related consolidated statements of operations, statements of stockholders' deficit and cash flows for the years ended June 30, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jenkon International, Inc. and Subsidiaries as of June 30, 1997 and 1998, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                               BDO Seidman, LLP


Los Angeles, CA
September 18, 1998

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

JUNE 30,                                                                     1997           1998
-------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents (Note 3)                                 $   132,736   $   200,557
     Restricted cash (Notes 1 and 3)                                        300,000       200,000
     Trade receivables, net of allowance for doubtful
         accounts of $200,000 and $146,500 (Note 1)                         747,509     1,078,268
     Prepaid and other assets                                                83,521        88,998
     Refundable income taxes                                                155,653        24,308
-------------------------------------------------------------------------------------------------

Total current assets                                                      1,419,419     1,592,131

PROPERTY AND EQUIPMENT, net (Notes 2 and 3)                               1,017,056     1,088,926

CAPITALIZED SOFTWARE COSTS, net of accumulated
     amortization of $329,024 and $442,278                                  339,740       226,486

PREPAID FUNDING AND OFFERING COSTS (Notes 13 and 14)                              -       374,364

OTHER ASSETS                                                                 63,156       160,537
-------------------------------------------------------------------------------------------------

Total assets                                                            $ 2,839,371   $ 3,442,444
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

JUNE 30,                                                                               1997            1998
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                             $     692,299   $     563,924
     Accrued vacation                                                                   116,172         152,077
     Customer deposits                                                                  920,925         425,684
     Other accrued liabilities                                                          598,018         543,016
     Bridge loans (Note 13)                                                                   -         591,964
     Notes payable - current portion (Note 3)                                           338,512         410,213
---------------------------------------------------------------------------------------------------------------

Total current liabilities                                                             2,665,926       2,686,878

NOTES PAYABLE, net of current portion (Note 3)                                          442,584         106,529
---------------------------------------------------------------------------------------------------------------

Total liabilities                                                                     3,108,510       2,793,407

COMMITMENTS AND CONTINGENCIES (Notes 3, 7, 8, and 14)

SERIES A, REDEEMABLE CONVERTIBLE PREFERRED STOCK,
     (Notes 5 and 14) $0.001 par value;
     5,000,000 shares authorized; Series A,
     1,500,000 shares issued and outstanding                                          2,310,174       2,310,174

STOCKHOLDERS' DEFICIT (Note 5)
     Common stock, par value $.001; 20,000,000 shares
         authorized; 1,955,674 shares issued, 1,799,220
         shares outstanding                                                               1,956           1,956
     Additional paid-in capital                                                         161,683         601,483
     Stock subscriptions receivable (Note 6)                                             (8,500)         (8,500)
     Foreign currency translation adjustment                                            (28,092)        (28,190)
     Accumulated deficit                                                             (2,366,360)     (1,887,886)
     Treasury stock, at cost, 156,454 shares                                           (340,000)       (340,000)
----------------------------------------------------------------------------------------------------------------

Total stockholders' deficit                                                          (2,579,313)     (1,661,137)
----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' deficit                                       $   2,839,371   $   3,442,444
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30,                                                                      1997           1998
---------------------------------------------------------------------------------------------------------------
NET SALES (Notes 1 and 9)
     Software license fees                                                           $  2,761,995   $3,649,060
     Equipment, software and supplies sales                                             1,029,314      836,156
     Support and operations revenue                                                     4,688,763    4,952,201
---------------------------------------------------------------------------------------------------------------

Total net sales                                                                         8,480,072    9,437,417
---------------------------------------------------------------------------------------------------------------


COST OF GOODS SOLD
     Cost of software license fees                                                        292,831      512,612
     Cost of equipment, software and supplies sold (Note 10)                              781,562      167,892
     Cost of support and operations                                                     3,156,312    2,538,076
---------------------------------------------------------------------------------------------------------------

Total cost of goods sold                                                                4,230,705    3,218,580
---------------------------------------------------------------------------------------------------------------

GROSS PROFIT (Note 7)                                                                   4,249,367    6,218,837

OPERATING EXPENSES
     Selling and marketing                                                              1,024,716      924,654
     Product research, development and enhancements                                       737,056      772,962
     General and administration                                                         4,116,259    3,863,974
---------------------------------------------------------------------------------------------------------------

Total operating expenses                                                                5,878,031    5,561,590
---------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                                          (1,628,664)     657,247

OTHER INCOME (EXPENSE)
     Interest, net                                                                        (97,433)    (177,823)
     Other income (expense)                                                               (63,088)       3,950
---------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX                                                        (1,789,185)     483,374

PROVISION (BENEFIT) FOR INCOME TAX (Note 4)                                               (88,000)       4,900
---------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                                  $   (1,701,185)  $  478,474
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE (Note 11)
     Basic                                                                         $         (.85 ) $     0.27
     Diluted                                                                       $         (.85 ) $     0.14
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Note 11)
     Basic                                                                              1,994,792    1,799,220
     Diluted                                                                            1,994,792    3,392,549
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       YEARS ENDED JUNE 30, 1997 AND 1998


                                                                                              Foreign
                                      Common Stock          Additional         Stock         Currency
                                 ------------------------    Paid-In       Subscriptions    Translation     Accumulated
                                   Shares       Amount       Capital        Receivable      Adjustment        Deficit
---------------------------------------------------------------------------------------------------------------------------
BALANCE, July 1, 1996             1,955,674     $  1,956     $    6,794         $  (8,500)   $     3,288    $     (665,175)

Stock redemption                          -            -              -                 -              -                 -

Compensation expense related to
   employee stock options
   (Note 5)                               -            -        154,889                 -              -                 -

Foreign currency translation
   adjustment                             -            -              -                 -        (31,380)                -

Net loss                                  -            -              -                 -              -        (1,701,185)
---------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1997            1,955,674        1,956        161,683            (8,500)       (28,092)       (2,366,360)

Issuance of warrants (Note 13)
   and original issue discount
   associated with the private
   placement                              -            -        439,800                 -              -                 -

Increase in foreign currency
   translation adjustment                 -            -              -                 -            (98)                -

Net income                                -            -              -                 -              -           478,474
---------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1998            1,955,674     $  1,956     $  601,483          $  (8,500)   $  (28,190)    $  (1,887,886)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


                                      Treasury Stock
                                  -----------------------
                                    Shares       Amount        Total
                                  -----------------------------------------
BALANCE, July 1, 1996                    -     $      -    $   (661,637)

Stock redemption                    156,454     (340,000)      (340,000)

Compensation expense related to
   employee stock options
   (Note 5)                               -            -        154,889

Foreign currency translation
   adjustment                             -            -        (31,380)

Net loss                                  -            -     (1,701,185)
-----------------------------------------------------------------------

BALANCE, June 30, 1997              156,454     (340,000)    (2,579,313)

Issuance of warrants associated
   with the private placement
   (Note 13)                              -            -        439,800

Increase in Foreign currency
   translation adjustment                 -            -            (98)

Net income                                -            -        478,474
-----------------------------------------------------------------------

BALANCE, June 30, 1998               156,454   $ (340,000)   (1,661,137)
-------------------------------------------------------------------------
-------------------------------------------------------------------------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (NOTE 1)

YEARS ENDED JUNE 30,                                                                          1997           1998
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                 $     (1,701,185)     $  478,474
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                                          314,890         368,509
         Amortization of original issue discount                                                      -          31,763
         Provision for doubtful accounts                                                        102,142         165,473
         Non-cash compensation expense                                                          154,889               -
         Foreign currency translation adjustment                                                (31,380)          4,216
         Increase (decrease) from changes in operating
           assets and liabilities:
              Trade receivables                                                                (125,392)       (496,232)
              Prepaid and other assets                                                           48,632          (5,477)
              Refundable income taxes                                                          (155,653)        131,345
              Other assets                                                                       (5,801)        (97,381)
              Accounts payable                                                                 (498,654)       (128,375)
              Accrued wages and related taxes                                                  (208,450)              -
              Accrued vacation                                                                   32,489          35,905
              Customer deposits                                                                 507,971        (495,241)
              Other accrued liabilities                                                         373,339         (55,002)
-----------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                        (1,192,163)        (62,023)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                        (995,736)       (331,438)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Restricted cash                                                                           (300,000)        100,000
     Additions to prepaid funding and offering costs                                                  -        (374,364)
     Borrowings on notes payable                                                                659,996               -
     Payments on notes payable                                                                 (134,039)       (264,354)
     Borrowings from private placement                                                        2,310,174       1,000,000
     Redemption of common stock                                                                (340,000)              -
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                     2,196,131         461,282
-----------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         8,232          67,821

CASH AND CASH EQUIVALENTS, beginning of year                                                    124,504         132,736
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                                    $     132,736     $   200,557
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     (a) Cash paid during the year
     for:
              Interest                                                                    $      70,526     $   159,495
              Income taxes                                                                $     155,653     $     4,859
     (b) Other (See Notes 5 and 13).
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  COMPANY                    NATURE OF BUSINESS
    ORGANIZATION
    AND SIGNIFICANT            Jenkon International, Inc. (a Delaware
    ACCOUNTING                 corporation) (Parent), through its wholly-owned
    POLICIES                   subsidiaries, Jenkon International, Inc. (a
                               Washington Corporation), Summit V, Inc. (the
                               United States  operating  entity) and Jenkon
                               International Limited (the United Kingdom operating entity), supplies software solutions to the Direct/Network Marketing industry.
                               Jenkon International, Inc. and Subsidiaries
                               (the "Company") has developed and markets a management information system software package called Summit V, as well as a compatible fully integrated software based voice response system called Touchtalk, that offers independent direct sales personnel the ability to access an information base of the company they represent via touch-tone telephone. In addition, the Company has developed a PC-based software package called NOW! which allows direct two-way communication between
                               Distributors and the companies that they represent via the Internet.

                               In July 1995, the Company through Summit V,
                               Inc. purchased and/or licensed substantially all of the assets and assumed certain contractual obligations and indebtedness from Redwood Technology, Inc. (formerly known as Jenkon Data Systems, Inc.), the developer of a substantial portion of the Company's Summit V software technology. This transaction was accounted for under the concept of "entities under common control" and accordingly the historical basis of the assets acquired and liabilities assumed were recorded.

                               On January 27, 1997 Jenkon Europe Limited changed its name to Jenkon International Limited.

                               PRINCIPLES OF CONSOLIDATION

                               The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

1.     COMPANY ORGANIZATION       CASH AND CASH EQUIVALENTS
       AND SIGNIFICANT
       ACCOUNTING                 All liquid assets with an initial maturity of
       POLICIES                   three months or less are considered to be cash
       (CONTINUED)                equivalents for purposes of the statements of
                                  cash flows.

                                  At June 30, 1997 and 1998, the Company had restricted cash held as collateral for certain capital leases of $300,000 and $200,000.

                                  CONCENTRATION OF CREDIT RISK

                                  The Company places its cash and temporary cash investments with high credit worthy institutions. At June 30, 1997 and 1998, the Company had a $300,000 and $200,000
                                  certificate of deposit at a bank, which served as collateral for certain capital leases. At June 30, 1997 and 1998, the Company had $200,838 and $415,315 at the same bank. These balances are insured by the FDIC up to $100,000.

                                  The Company sells its products and services primarily to customers in the Direct/Network Marketing Industry throughout the world. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. The allowance for doubtful accounts receivable is based upon the expected collection of all accounts receivable.

                                  At June 30, 1998, the Company had three
                                  customers which represented approximately
                                  40.4% of accounts receivable. At June 30,
                                  1997, the Company had two customers which represented approximately 34% of accounts receivable.

                                  PROPERTY AND EQUIPMENT

                                  Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, which ranges from 3 to 7 years.

                                  Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated life of the asset or the remaining term of the lease.

1.     COMPANY ORGANIZATION AND   CAPITALIZED SOFTWARE COSTS
       SIGNIFICANT
       ACCOUNTING                 Costs incurred in the research and development
       POLICIES                   of new software products and enhancements to
       (CONTINUED)                existing software products are expensed as
                                  incurred (and recorded as "Product research, development and enhancements expense" in the consolidated statements of operations) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. Thereafter, all software production costs are capitalized and reported at the lower of unamortized cost or net realizable value until the product is available for general release to customers.
                                  Capitalized software costs are amortized based on current and future expected revenue for each product subject to an annual minimum based on straight-line amortization over the remaining estimated life of the product, not to exceed 5 years. The Company evaluates the recoverability of all capitalized software costs on a quarterly basis by comparing the net realizable value, determined pursuant to management's estimates of future product cash flows, with the unamortized capitalized software costs balance.

                                  For the years ended June 30, 1997 and 1998, amortization of capitalized software development costs amounted to approximately $113,000 for each period and is included in "Cost of software license fees" in the consolidated statements of operations.

                                  FOREIGN CURRENCY TRANSLATION

                                  Assets and liabilities of Jenkon International Limited, where the functional currency is the British pound, are translated at the current exchange rate at the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the year or period. Resulting translation adjustments are accumulated as a separate component of stockholders' deficit.

                                  Realized gains and losses related to other foreign currency transactions are reported as income or expense in the current year. Such gains or losses were not material for the years ended June 30, 1997 and 1998.

1.     COMPANY ORGANIZATION AND   REVENUE RECOGNITION
       SIGNIFICANT
       ACCOUNTING                 SOFTWARE LICENSE FEES
       POLICIES
       (CONTINUED)                The Company has established its revenue
                                  recognition policy in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of
                                  Position 91-1 "Software Revenue Recognition."
                                  Revenue from the sale of internally-developed software and turnkey systems are recognized upon delivery, provided that no significant obligations remain and collection of the related receivable is deemed probable.

                                  EQUIPMENT, SOFTWARE AND SUPPLIES SALES

                                  Revenues from third-party hardware, software and supplies are separately stated in contracts for the license of the Company's software products, and are recognized when the related hardware, software and supplies are delivered to the customer.

                                  SUPPORT AND OPERATIONS REVENUE

                                  Support and operations revenue includes
                                  software and hardware maintenance contracts and service revenues.

                                  Maintenance contracts for hardware outside of the original manufacturer's warranty are written between the customer and the Company and are priced at market rates. The Company then sub-contracts with a third-party vendor specializing in on-site hardware maintenance for the same coverage as the Company has contracted with its customers. Revenues and the corresponding third-party contract expenses are recognized ratably over the contractual period (usually one year). Revenues resulting from Company personnel providing installation, training, custom modification programming, and network consulting services are recorded as "Service revenue" and are recognized as the services are provided. These services are not essential to the functionality of any other element of the transaction.

1.     COMPANY                    REVENUE RECOGNITION (Continued)
       ORGANIZATION
       AND SIGNIFICANT            DISCOUNTS, RETURNS AND EXCHANGES
       ACCOUNTING
       POLICIES                   Discounts are determined at the time the
       (CONTINUED)                contract is signed. Any cost associated with
                                  returns and exchanges are insignificant and are recorded as incurred. The Company provides no warranties which are not supported by third-party contracts or software support contracts. Discounts are applied against the appropriate revenue account.

                                  DEFERRED REVENUE

                                  Customer deposits received for software
                                  license fees, equipment or services in advance are considered deferred revenue and are included in the consolidated balance sheets under the caption "Customer deposits." The deferred revenue is recognized as revenue upon delivery or as services are provided.

                                  FEDERAL INCOME TAXES

                                  Deferred tax assets and liabilities are
                                  determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is recognized when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                                  State income taxes are not significant as the Company operates primarily in the State of Washington, where corporate income tax is not assessed.

                                  ACCOUNTING ESTIMATES

                                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

1.     COMPANY                    EMPLOYEE STOCK COMPENSATION
       ORGANIZATION
       AND SIGNIFICANT            The Company adopted Statement of Financial
       ACCOUNTING                 Accounting Standards No. 123, "Accounting for
       POLICIES                   Stock-Based Compensation" (SFAS No. 123), as
       (CONTINUED)                of January 1, 1996, which establishes a fair
                                  value method of accounting for stock-based compensation plans. In accordance with SFAS
                                  No. 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                                  Also, in accordance with SFAS No. 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date on the value of the award and is recognized over the service period. The value of the stock-based award is determined using a pricing model where compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

                                  EARNINGS PER SHARE

                                  The Company adopted Statement of Financial
                                  Accounting Standards No. 128, "Earnings per
                                  Share" (SFAS No. 128) during 1998. SFAS No.
                                  128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures.

1.     COMPANY                    NEW ACCOUNTING PRONOUNCEMENTS
       ORGANIZATION
       AND SIGNIFICANT            DISCLOSURE ABOUT CAPITAL STRUCTURE
       ACCOUNTING
       POLICIES                   Statement of Financial Accounting Standards
       (CONTINUED)                No. 129 "Disclosure of Information about
                                  Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion
                                  No. 15, which has been superseded by SFAS
                                  No. 129. The Company adopted SFAS No. 129 on
                                  December 15, 1997 and it had no effect on its financial position or results of operations.

                                  COMPREHENSIVE INCOME

                                  Statement of Financial Accounting
                                  Standards No. 130, "Reporting
                                  Comprehensive Income" (SFAS No. 130)
                                  issued by the FASB is effective for
                                  financial statements with fiscal years
                                  beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This standard deals with financial statement disclosure and will not effect the results of operations.

                                  SEGMENT INFORMATION

                                  Statement of Financial Accounting Standards
                                  No. 131, "Disclosure about Segments of an
                                  Enterprise and Related Information" (SFAS No.
                                  131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This standard deals with financial statement disclosure and will not effect the results of operations.

1.     COMPANY                    SOFTWARE REVENUE RECOGNITION
       ORGANIZATION
       AND SIGNIFICANT            Statement of Position 97-2, "Software Revenue
       ACCOUNTING                 Recognition", ("SOP 97-2") issued by the AICPA
       POLICIES                   is effective for transactions entered into in
       (CONTINUED)                fiscal years beginning after December 15,
                                  1997. SOP 97-2 supersedes SOP 91-1 regarding software revenue recognition. SOP 97-2 establishes standards which require a company to recognize revenue when (i) persuasive evidence of an arrangement exits,
                                  (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectibility is probable. The SOP also discusses the revenue recognition criteria for multiple element contracts and allocation of the fee to various elements based on vendor-specific objective evidence of fair value. The Company has not determined the effect on its results of operations, however it does not expect adoption of this SOP to have a material effect on its financial statements.

2. PROPERTY AND EQUIPMENT         Property and equipment are summarized as
                                  follows:

                                   JUNE 30,                                           1997             1998
                                   -------------------------------------------------------------------------------
                                   Furniture and fixtures                       $      100,904   $      133,046
                                   Computer systems and related equipment            1,059,522        1,174,843
                                   Vehicles                                            127,900          127,781
                                   Leasehold improvements                               92,317          271,808
                                   -------------------------------------------------------------------------------

                                                                                     1,380,643        1,707,478
                                   Accumulated depreciation                           (363,587)        (618,552)
                                   -------------------------------------------------------------------------------

                                   Property and equipment, net                  $    1,017,056   $    1,088,926
                                   -------------------------------------------------------------------------------
                                   -------------------------------------------------------------------------------

                                   Depreciation  expense for the years  ended
                                   June 30, 1997 and 1998 were  $201,643 and
                                   $255,255.

3.   NOTES PAYABLE                 A summary of notes payable is as follows:

                                   JUNE 30,                                              1997           1998
                                   -------------------------------------------------------------------------------
                                   Note payable to an individual, who is a
                                       related party, with interest payable at
                                       18% per year, in monthly installments of
                                       the greater of $10,000 or the individual
                                       monthly compensation of the two major
                                       shareholders and secured by their shares
                                       in the Company. The note-holder also
                                       receives monthly payments equal to 1% of
                                       the Company's gross margin until fully paid  $    235,494   $    173,142

                                   Note payable to a company for purchase of
                                       fixed assets, payable in monthly
                                       installments of $768, including interest
                                       at 8.9%, collateralized by the related             31,950         25,327
                                       asset

                                   Note payable to a company for purchase of
                                       fixed assets, payable in monthly
                                       installments of $491, including interest
                                       at 11.3%, collateralized by the related            19,538         15,645
                                       asset

                                   Note payable to a company for purchase of
                                       fixed assets, payable in monthly
                                       installments of $16,747, including
                                       interest at 7.98%, collateralized by the
                                       fixed assets and a Certificate of Deposit
                                       in the amount of $300,000 at June 30,
                                       1997 and $200,000 at June 30, 1998                 440,361        268,350

                                   Note payable to a company for purchase of
                                       fixed assets, payable in monthly
                                       installments of $1,930, including
                                       interest at 8.20%, collateralized by the
                                       fixed assets and the above mentioned
                                       Certificate of Deposit in the amount of
                                       $300,000 at June 30, 1997 and $200,000 at           53,753         34,278
                                       June 30, 1998
                                   -------------------------------------------------------------------------------

                                                                                          781,096        516,742
                                   Less current portion                                   338,512        410,213
                                   -------------------------------------------------------------------------------

                                                                                     $    442,584   $    106,529
                                   -------------------------------------------------------------------------------
                                   -------------------------------------------------------------------------------

3.   NOTES PAYABLE                Aggregate maturities of long-term debt in
     (CONTINUED)                  the next five years ending June 30, 1998 are
                                  as follows:

                                       YEAR                                                           AMOUNT
                                   -------------------------------------------------------------------------------
                                       1999                                                       $     410,213
                                       2000                                                             100,110
                                       2001                                                               5,450
                                       2002                                                                 969
                                   -------------------------------------------------------------------------------

                                                                                                  $     516,742
                                   -------------------------------------------------------------------------------
                                   -------------------------------------------------------------------------------


4.   INCOME TAXES                 The provision (benefit) for income taxes in
                                  the consolidated statement of operations represents current U.S. federal income tax.
                                  State income taxes are not included as the Company operates primarily in the State of Washington, where corporate income tax is not assessed.

                                  The provision for income taxes differs from the expected statutory federal income taxes as follows:

                                   JUNE 30,                                 1997                    1998
                                                                       ----------------       -----------------
                                                                        Amount      %         Amount        %
                                   --------------------------------------------------------------------------------
                                   Provision (benefit) at the
                                      federal statutory rate         $ (561,000)   (34)%      164,000       34%
                                   Permanent differences                 25,000      2       (111,200)     (23)
                                   Valuation allowance on net
                                      deferred tax assets               448,000     29        (47,900)     (10)
                                   --------------------------------------------------------------------------------

                                   Provision (benefit) for
                                      income tax                     $  (88,000)    (6)%        4,900        1%
                                   --------------------------------------------------------------------------------
                                   --------------------------------------------------------------------------------

4.     INCOME TAXES               Temporary  differences  which give rise to
       (CONTINUED)                deferred tax assets and (liabilities) were as
                                  follows:

                                   JUNE 30,                                           1997               1998
                                   -------------------------------------------------------------------------------
                                   Current:
                                       Allowance for doubtful accounts            $      8,000    $      49,800
                                       Accrued vacation                                 11,000           51,700
                                   -------------------------------------------------------------------------------

                                                                                        19,000          101,500
                                   -------------------------------------------------------------------------------

                                   Non-current:
                                       Property and equipment                     $    (16,000)   $     (65,400)
                                       Amortization of intangibles                      26,000           77,000
                                       Net operating loss                              366,000          234,000
                                   -------------------------------------------------------------------------------

                                   Gross deferred tax asset                            395,000          347,100
                                   Less: valuation allowance                          (395,000)        (347,100)
                                   -------------------------------------------------------------------------------

                                   Net deferred tax asset                         $          -    $           -
                                   -------------------------------------------------------------------------------
                                   -------------------------------------------------------------------------------

                                  The Company has recorded a 100% valuation allowance on the net deferred tax asset since management can not determine if it is more likely than not that the deferred tax assets will be realized.

                                  The Company's ability to utilize the net operating loss carryforwards is dependent upon its ability to generate taxable income in future periods which may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986. Any unused annual limitation may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

                                  During the year ended June 30, 1997, the Company utilized its net operating loss carryback, which resulted in an income tax benefit of $88,000.

                                  At June 30, 1998, the Company has net loss operating carryforwards of approximately $688,000 which will expire in 2018.

5.  SHAREHOLDERS' EQUITY          On June 27, 1996, Jenkon International, Inc.
                                  (a Delaware corporation) acquired by way of a stock-for-stock reorganization, the
                                  8,750 issued and outstanding common stock shares of Jenkon International, Inc. (a
                                  Washington corporation) and in exchange
                                  issued 1,955,674 common stock shares to
                                  the shareholders of Jenkon International,
                                  Inc. (a Delaware corporation) in
                                  proportion to their shareholdings.

                                  PRIVATE PLACEMENT

                                  In September 1996, the Company completed a private placement of 1,500,000 shares of Preferred Series A stock and simultaneously purchased 78,227 shares of common stock from each Dan Jensen, the Company's Chairman of the Board of Directors and David Edwards, the Company's President and Chief Executive Officer.

                                  The sale of Preferred Series A stock and the purchase of common stock were executed at $2.56 per share. The net proceeds to the Company from the sale of preferred stock was approximately $2,310,000 (net of offering costs) and was utilized as working capital.

                                  In the event that the Company fails to
                                  complete an initial public offering of its Common Stock which results in (1) gross proceeds to the Company of at least $5,000,000, and (2) the Common Stock being listed or quoted on a recognized national securities exchange such as the New York Stock Exchange (NYSE), the American Stock Exchange
                                  (AMEX), or the National Association of
                                  Securities Dealers Automated Quotation system (NASDAQ), within 30 months from the date of the initial closing of the private placement offering, the Series A Preferred Stock shall be redeemable at the election of holders of the majority of the outstanding preferred shares. In such circumstances, the redemption is at the election of holders of the majority of these outstanding preferred shares and the redemption price shall equal either the greater of (1) $2.00 per preferred share plus an annual return of 10% compounded interest from the date of issuance, or (2) the value of the Common Stock into which the preferred shares are convertible as established by a nationally recognized valuation firm selected by the Company.
                                  (See Note 14)

                                  In the original Certificate of Designation, Preferences and Rights of Series A Preferred Stock, there is a criterion which states that if the Company issues or sells additional shares of Common Stock for less than the greater of the then existing conversion price for the Series A Preferred Stock or the market price, then in each such case the then existing conversion price for the Series A Preferred Stock is reduced.


                                  STOCK OPTION PLANS

                                  The Company has a common stock option plan for certain executives and key employees. The option's maximum term is ten years. Options granted vest immediately at the first anniversary of the grant.

                                  In November 1996, the Company issued 156,454 options to an employee at a nominal value ($0.01) and recorded compensation expense of $154,889, which represented the difference between the exercise price and fair value of the stock on the grant date.

5.     SHAREHOLDERS' EQUITY       WARRANTS
       (CONTINUED)
                                  In connection with the Company's private placement, the Company issued 161,760 warrants to purchase Series A preferred stock to the Dealer Manager. The exercise price of these warrants is $2.6845 per share, which is subject to adjustment in certain circumstances.

                                  In connection  with the Company's  1998
                                  private placement of debt, the Company issued warrants to purchase 117,340 common stock at an exercise price of $.6392. (See Note 13).

                                  The following summarizes stock option and warrant activity during the years ended June 30, 1997 and 1998:

                                                                                                       Weighted
                                                                                       Options         Average
                                                                                         and           Exercise
                                                                                      Warrants          Price
                                   --------------------------------------------------------------------------------
                                   Outstanding at July 1, 1996                               -          $     -

                                   Granted                                             650,678             1.78
                                   --------------------------------------------------------------------------------

                                   Outstanding at June 30, 1997                        650,678             1.78

                                   Granted                                             214,341             1.95
                                   --------------------------------------------------------------------------------

                                   Outstanding at June 30, 1998                        865,019          $  1.82
                                   --------------------------------------------------------------------------------
                                   --------------------------------------------------------------------------------

5.     SHAREHOLDERS' EQUITY       WARRANTS (CONTINUED)
       (CONTINUED)
                                  Information relating to stock options and warrants at June 30, 1998 summarized by exercise price are as follows:

                                                              Outstanding                       Exercisable
                                                  -------------------------------------    ------------------------
                                                                                                        Weighted
                                   Exercise                        Weighted-Average                     Average
                                                                -----------------------               -------------
                                   Price Per                      Life       Exercise                   Exercise
                                     Share         Shares       (Month)        Price        Shares        Price
                                   ---------------------------------------------------------------------------------
                                     $0.0128       156,454         101.0       $0.0128       156,454     $0.0128
                                     $0.6392       117,340          18.0       $0.6392       117,340     $0.6392
                                     $2.1732       332,464         105.3       $2.1732       332,464     $2.1732
                                     $2.5567        39,113         108.5       $2.5567        39,113     $2.5567
                                     $2.6845       161,760          45.5       $2.6845       161,760     $2.6845
                                     $3.8350        57,888         115.0       $3,8350             -     $3.8350
                                   ---------------------------------------------------------------------------------

                                    $0.0128-
                                     $3.8350       865,019          82.7       $1.8200       807,131     $1.6500
                                   ---------------------------------------------------------------------------------
                                   ---------------------------------------------------------------------------------

                                  In accordance with the provisions of SFAS No. 123, the Company applied APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) would have been the pro forma amounts indicated in the table below:

                                    JUNE 30,                                        1997                1998
                                   -------------------------------------------------------------------------------
                                   Net income (loss)
                                      As reported                             $    (1,701,185)      $   478,474
                                      Pro forma                                    (1,747,935)          423,934
                                   Earnings (loss) per share
                                      As reported                             $         (0.85)      $       .27
                                      Pro forma                                         (0.88)              .24
                                   Diluted:
                                      As reported                             $         (0.85)      $       .14
                                      Pro forma                                         (0.88)              .13
                                   -------------------------------------------------------------------------------
                                   -------------------------------------------------------------------------------

5.     SHAREHOLDERS' EQUITY       WARRANTS (CONTINUED)
       (CONTINUED)
                                  The fair value of the option and warrant grants are estimated on the date of grant using the minimum value method in accordance with SFAS 123, with the following weighted average assumptions for grants in 1997 and 1998; expected life of options and warrants of 3-5 years and 5 years, respectively, expected volatility of 0%, risk-free interest rate of 6.4% and 6.0%, respectively, and 0% dividend yield.

                                  The weighted average fair value at date of grant for options granted during fiscal 1997 and 1998 approximated $1.04 and $0.68.

                                  The effect of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

6.     RELATED PARTY              The Company has purchase arrangements with
       TRANSACTIONS               Jentronix, an entity wholly-owned by a
                                  relative of a major stockholder. Purchases from Jentronix amounted to $7,322 for the year ended June 30, 1997.

                                  Stock subscription receivable represents amounts due from officers of the Company.

                                  At June 30, 1997 and 1998, the Company had a receivable due from an officer of $10,000 and $37,000. (See Notes 3 and 14.)

                                  CONSULTING/NON-COMPETE AGREEMENT

                                  In June 1998, Mr. Jensen and the Company entered into a Consulting/Non-Compete Agreement which is effective July 1, 1998, pursuant to which Mr. Jensen agreed to provide certain consulting and software development services to the Company in exchange for the following payments and benefits: (i) $75,000 upon signing, (ii) $75,000 at the end of the three year term, (iii) $12,000 per month from the effective date of the agreement through December 31, 1998, (iv) $8,000 per month from January 1, 1999 through December 31, 1999, (v) $4,000 per month from January 1, 2000 through November 30, 2000, (vi) reimbursement and payment of certain automobile, insurance, phone, computer and other expenses, as well as an agreement by Jenkon to assume certain personal guarantees of Mr. Jensen.

7.     COMMITMENTS                The Company leases its facilities  under
       AND                        noncancellable  operating leases which
       CONTINGENCIES              expire at various dates through September
                                  2001.

                                  The Company leases certain equipment under agreements which are classified as capital leases. Equipment leases have purchase options at the end of the original lease term.

                                  Future minimum payments, by year and in the aggregate, under noncancellable capital and operating leases with initial or remaining terms of one year or more consist of the following at June 30, 1998:

                                                                                      Capital        Operating
                                            Year                                      Leases          Leases
                                   -------------------------------------------------------------------------------
                                            1999                                  $     255,350   $     370,100
                                            2000                                        103,143         175,275
                                            2001                                          5,898         109,740
                                            2002                                            983          23,694
                                   -------------------------------------------------------------------------------

                                   Total minimum lease payments                         365,374   $     678,809
                                                                                                    ------------
                                                                                                    ------------

                                   Less amount representing interest                     22,406
                                   -------------------------------------------------------------

                                   Present value of net minimum lease payments
                                                                                        342,968

                                   Less current portion                                 237,072
                                   -------------------------------------------------------------

                                                                                  $     105,896
                                   -------------------------------------------------------------
                                   -------------------------------------------------------------

                                  The Company's rental expense for operating leases was $308,209 and $391,171 for the years ended June 30, 1997 and 1998.

                                  The Company may be required to devote
                                  significant resources to protect its interests and the interests of its sublicensees in Asia. This could materially adversely affect the Company's financial condition and results of operations.

7.     COMMITMENTS                In the ordinary course of business, the
       AND                        Company is subject to various legal
       CONTINGENCIES              proceedings and claims. In the opinion of
       (CONTINUED)                management, the amount of ultimate  liability
                                  with respect to these proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

                                  The Company is obligated to make monthly payments to a note-holder equal to 1% of the Company's gross margin until the note is fully repaid (See Note 3).

                                  POTENTIAL LIABILITY

                                  In July 1995, the Company through Summit V,
                                  Inc. purchased and/or licensed substantially all of the assets and assumed certain contractual obligations and indebtedness from Redwood Technology, Inc. the developer of a substantial portion of the Company's Summit V software technology.

                                  As Redwood Technology may be deemed to have been rendered insolvent by the sale and license of certain of its assets to the Company, and because of common ownership and management of Redwood Technology and the Company, the Company may be subject to claims by unsatisfied creditors of Redwood Technology.

                                  During 1996 the Company established a
                                  predecessor liability of $400,000. During the year ended June 30, 1997 and 1998 the amount was reduced to approximately $375,000 and $175,000, respectively due to settlements with some unsatisfied creditors, including a settlement with the IRS for $135,000.

8.     EMPLOYEE BENEFIT           The Company's employees are covered by a
       PLAN                       401(k) defined contribution benefit plan. The
                                  plan provides for employee tax-deferred
                                  contributions up to the maximum percentage of eligible compensation allowed by tax code section 401(k). The Company may make matching contributions equal to a discretionary percentage. For the years ended June 30, 1997 and 1998, the Company did not make matching contributions to the plan.

9.     MAJOR CUSTOMERS            The Company had two customers which accounted
                                  for 23% and 11% of the Company's sales during the year ended June 30, 1997. The Company had no customers that accounted for more than 10% of the Company's sales for the year ended
                                  June 30,1998.

10.    CONCENTRATION OF           The Company is dependent on third-party
       SUPPLIERS                  equipment manufacturers and distributors for
                                  all its supply of computer equipment and some of its software accessories. Purchases from individual suppliers that exceed 10% of total purchases in each period were as follows: for the year ended June 30, 1998: one supplier at 12% of total purchases, and for the year ended
                                  June 30, 1997: three suppliers at 37%, 31% and
                                  12% of total purchases.

11.    EARNINGS PER SHARE         The following is a reconciliation of the
                                  weighted average number of shares used to compute basic and diluted earnings per share:

                                    JUNE 30,                                          1997             1998
                                   -------------------------------------------------------------------------------
                                   Basic weighted average shares outstanding         1,994,792        1,799,220
                                   Diluted effect of stock options and
                                     warrants                                                -          390,377
                                   Conversion of preferred stock                             -        1,202,952
                                   -------------------------------------------------------------------------------

                                   Diluted weighted average shares outstanding       1,994,792        3,392,549
                                   -------------------------------------------------------------------------------
                                   -------------------------------------------------------------------------------

                                  Options to purchase 494,224 shares were
                                  outstanding during the year ended June 30, 1997 but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

12.    STOCK SPLIT                In June 1998, the Board of Directors declared
                                  a .782271-to-one reverse stock split. All stock related data in the consolidated financial statements reflect the stock split for all periods presented.

13.    BRIDGE LOANS               In June 1998, the Company completed a
                                  $1,000,000 private placement of bridge
                                  loans. Net proceeds were $880,000
                                  after a placement fee of $120,000. The
                                  bridge loan accrues interest at an annual rate of 7%. The Company issued 11,732 warrants for each $100,000 of bridge loans, for a total of 117,321 warrants, at a per share exercise price of $.6392. The bridge loans are due the earlier of twelve months or at completion of the initial public offering. The Company valued the warrants at fair value. The original issue discount of $439,800 was determined based on the fair value of the warrants to total fair value of warrants and debt. The original issue discount and placement fees are being amortized over the twelve month term of the bridge loans as interest expense. At
                                  June 30, 1998, amortization of the
                                  original issue discount and placement fees were $31,763 and $8,667.



14.    SUBSEQUENT EVENTS          INITIAL PUBLIC OFFERING (IPO)

                                  In August 1998, the Company completed an initial public offering of 1,500,000 shares, of which 1,210,000 shares were offered by the Company and 290,000 shares by selling shareholders. Net proceeds to the Company were approximately $4,514,000 after deducting all offering-related expenses of $1,536,000. The Company used a portion of the proceeds to repay the outstanding indebtedness of $1,000,000 which was incurred with the 1998 private placement and approximately $258,000 related to other indebtedness (see Note 3). The remaining proceeds will be used in the development of new products and upgrades, expansion of the Company's sales and marketing efforts and general working capital. In connection with the initial public offering, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $8.25 (165% of the initial public offering price) to underwriters. At June 30, 1998, the Company had prepaid funding costs of $374,364, which was offset against the gross proceeds from the IPO.

                                  Subsequent to June 30, 1998, the Company awarded a $120,000 bonus to the Chief Financial Officer. The bonus is payable after the completion of the IPO in equal installments of $10,000 per month.

                                  In connection with the IPO, the Company
                                  committed 39,113 options to the Vice-President of Marketing and Sales. As of September 11, 1998, the Company has not granted these options.

14.    SUBSEQUENT EVENTS          EMPLOYMENT AGREEMENTS
       (CONTINUED)
                                  In August 1998, the Company entered into two four-year employment agreements and two one-year renewable employment agreements with employees of the Company. The annual base salaries for the four-year and one-year renewable employment agreements are $200,000,
                                  $150,000, $150,000 and $90,000. These
                                  agreements will be subject to a 5% cost of living increase and other benefits. In the event the Company terminates any of the employment agreements without cause, it will be required to make a severance payment equal to one year's base salary. However, one of the employment agreements with an annual base salary of $150,000 has a severance payment of $200,000 instead of $150,000.

                                  SOFTWARE PURCHASE AGREEMENT

                                  In August 1998, the Company purchased
                                  software products for $50,000 from a related party.

                                  PREFERRED STOCK

                                  In August 1998, all 1,500,000 outstanding shares of the Company's outstanding Series A preferred stock were converted into 1,244,296 shares of common stock.