Form 10QSB
period 1998-09-30
JENKON INTERNATIONAL INC
filed 1998-11-16
CIK 1019654

                       SECURITIES & EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-QSB

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 000-24637
                    ---------

                       JENKON INTERNATIONAL, INC.
             (Name of Small Business Issuer in its Charter)

          Delaware                                                   91-1890338
------------------------------                               ------------------
State or other jurisdiction of                                  I.R.S. Employer
incorporation or organization                                Identification No.

7600 N.E. 41st Street, Suite 350, Vancouver, Washington                   98662
-------------------------------------------------------                --------
Address of principal executive office                                  Zip Code

Issuer's telephone number:  (360) 256-4400
                            --------------

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to
such filing requirements for the past ninety (90) days.  Yes   X    No
                                                              ---      ---

As of September 30, 1998, 4,253,515 shares of Common Stock were outstanding.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


                          PART I - FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
  ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED):

         CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1998 AND
           JUNE 30, 1998                                                     1-2

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE MONTHS
           ENDED SEPTEMBER 30, 1998 AND 1997                                   3

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
           ENDED SEPTEMBER 30, 1998 AND 1997                                   4

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          5-6

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                       PART II - OTHER INFORMATION

  ITEM 1.    LEGAL PROCEEDINGS                                                15

  ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                     15-16

  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                  16

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              16

  ITEM 5.    OTHER INFORMATION                                                17

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 17

  SIGNATURES                                                                  18

  EXHIBIT
         EXHIBIT 27

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                September 30,     June 30,
                                                    1998            1998
------------------------------------------------------------------------------
                                                (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $2,796,679      $  200,557
  Restricted cash                                   150,000         200,000
  Trade receivables, net of allowance
    for doubtful accounts of $146,500
    and $146,500                                  1,114,295       1,078,268
  Prepaid and other assets                          283,186          88,998
Refundable income taxes                              24,308          24,308
------------------------------------------------------------------------------

Total current assets                              4,368,468       1,592,131



PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $544,500 and $474,100           1,080,970       1,088,926



CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of $470,589 and $442,278             208,396         226,486



PREPAID FUNDING AND OFFERING COSTS                        -         374,364



OTHER ASSETS                                        314,788         160,537
-------------------------------------------------------------------------------

Total assets                                     $5,972,622      $3,442,444
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                September 30,           June 30,
                                                    1998                  1998
---------------------------------------------------------------------------------------
                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                             $   414,203          $   563,924
    Accrued vacation                                 153,439              152,077
    Customer deposits                                265,584              425,684
    Other accrued liabilities                        691,443              543,016
    Bridge loans                                           -              591,964
    Notes payable - current portion                  216,046              410,213
---------------------------------------------------------------------------------------

Total current liabilities                          1,740,715            2,686,878

NOTES PAYABLE, net of current portion                 50,876              106,529
---------------------------------------------------------------------------------------

Total liabilities                                  1,791,591            2,793,407

COMMITMENTS AND CONTINGENCIES

SERIES A, REDEEMABLE CONVERTIBLE
    PREFERRED STOCK, (Notes 5 and 14)
    $0.001 par value; 5,000,000 shares
    authorized; Series A, 1,500,000
    shares issued and outstanding                          -            2,310,174

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001; 20,000,000
    shares authorized; 4,409,970 and
    1,955,674 shares issued, 4,253,516 and
    1,799,220 shares outstanding                       4,410                1,956
    Additional paid-in capital                     7,389,263              601,483
    Stock subscriptions receivable                    (8,500)              (8,500)
    Foreign currency translation adjustment          (20,231)             (28,190)
    Accumulated deficit                           (2,843,911)          (1,887,886)
    Treasury stock, at cost, 156,454 shares         (340,000)            (340,000)
---------------------------------------------------------------------------------------

Total stockholders' equity (deficit)               4,181,031           (1,661,137)
---------------------------------------------------------------------------------------

Total liabilities and stockholders'
    equity (deficit)                             $ 5,972,622          $ 3,442,444
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

                           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS



THREE MONTHS ENDED SEPTEMBER 30,                           1998                  1997
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
                                                        (Unaudited)          (Unaudited)
NET SALES
    Software license fees                               $  609,383          $  688,450
    Equipment, software and supplies sales                 193,122             113,181
    Support and operations revenue                         809,478           1,053,979
--------------------------------------------------------------------------------------------

Total net sales                                          1,611,983           1,855,610
--------------------------------------------------------------------------------------------

COST OF GOODS SOLD
    Cost of software license fees                           61,858              69,402
    Cost of equipment, software and supplies sold           63,387              82,304
    Cost of support and operations                         641,327             611,240
--------------------------------------------------------------------------------------------

Total cost of goods sold                                   766,572             762,946
--------------------------------------------------------------------------------------------

GROSS PROFIT                                               845,411           1,092,664

OPERATING EXPENSES
    Selling and marketing                                  226,227             262,352
    Product research, development and enhancements         168,658             232,115
    General and administration                             843,518             899,321
--------------------------------------------------------------------------------------------

Total operating expenses                                 1,238,403           1,393,788
--------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                      (392,992)           (301,124)

OTHER INCOME (EXPENSE)
    Interest, net                                         (534,051)            (41,240)
    Other income (expense)                                 (28,982)            (27,284)
--------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX                                    (956,025)           (369,648)

PROVISION FOR INCOME TAX (BENEFIT)                               -             (33,290)
--------------------------------------------------------------------------------------------

NET LOSS                                                $ (956,025)         $ (336,358)
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

NET LOSS PER SHARE
    Basic                                               $    (0.30)         $    (0.19)
    Diluted                                             $    (0.30)         $    (0.19)
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    Basic                                                3,159,754           1,799,220
    Diluted                                              3,159,754           1,799,220
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

                               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

THREE MONTHS ENDED SEPTEMBER 30,                                1998             1997
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
                                                             (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                $  (956,025)     $  (336,358)
    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                            104,017           92,144
       Amortization of original issue discount                  408,037                -
       Provision for doubtful accounts                                -               67
       Foreign currency translation adjustment                    7,960           10,850
       Increase (decrease) from changes in operating
        assets and liabilities:
          Trade receivables                                     (36,027)         140,986
          Prepaid and other assets                             (194,188)         (34,129)
          Refundable income taxes                                     -          131,345
          Other assets                                         (154,251)             (10)
          Accounts payable                                     (149,722)        (243,085)
          Accrued vacation                                        1,362             (244)
          Customer deposits                                    (160,100)         434,864
          Other accrued liabilities                             148,427           (6,559)
-----------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities            (980,510)         189,871
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                          (67,761)          (9,960)
    Additions to software rights                                (10,211)               -
-----------------------------------------------------------------------------------------------
    Net cash used in investing activities                       (77,972)          (9,960)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Restricted cash                                              50,000          100,000
    Additions to prepaid funding and offering costs            (459,076)               -
    Repayment of Bridge Loans                                (1,000,000)               -
    Payments on notes payable                                  (249,820)         (22,667)
    Net proceeds from initial public offering                 5,313,500                -
-----------------------------------------------------------------------------------------------

Net cash provided by financing activities                     3,654,604           77,333
-----------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     2,596,122          257,244

CASH AND CASH EQUIVALENTS, beginning of period                  200,557          132,736
-----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                    $ 2,796,679      $   389,980
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

                                       4

                                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  STATEMENT OF   In the opinion of management the accompanying unaudited
    INFORMATION    financial statements contain all adjustments (consisting
    FURNISHED      only of normal and recurring accruals) necessary to
                   present fairly the financial position as of September 30, 1998, and the results of operations and cash flows for the three month period ended September 30, 1998 and 1997.
                   These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

                   The results of operations for the three month period ended September 30, 1998, are not necessarily indicative of the results to be expected for any other period or for the entire year.

                   Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

2.  REVENUE        The Company adopted Statement of Position 97-2, "Software
    RECOGNITION    Revenue Recognition", ("SOP 97-2") effective July 1, 1998.
                   In accordance with SOP 97-2, the Company recognizes revenue on sales of internally-developed software and turnkey systems when the following criteria are met; (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and the system is functionable,
                   (iii) the vendor's fee is fixed or determinable and (iv) collectibility is probable. Also in accordance with SOP
                   97-2, the Company also allocates the fee of a multiple element contract to the various elements based on vendor-specific objective evidence of fair value. Revenue allocated to a specific element is recognized when the basic revenue recognition criteria above is met for that element. If sufficient vendor-specific objective evidence for all elements does not exist to allocate revenue to the elements, all revenue from the arrangement is deferred until such evidence exists or until all elements have been delivered. Revenues related to installation of systems requiring substantial future performance by the Company are recognized using the percentage-of-completion method based on meeting key milestone events over the terms of the contract. Customization and training revenue is recognized as the services are performed. This standard had no effect on the Company's financial position or Statement of Operations at September 30, 1998.

3.  EARNINGS       The Company computes loss per common share under SFAS No.
    (LOSS) PER     128, "Earnings Per Share," which requires presentation of
    COMMON SHARE   basic and diluted earnings (loss) per share.  Basic
                   earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Common stock options and convertible preferred stock were not included in the computation of diluted loss per common share because the effect would be antidilutive.
                   Weighted average and per share information for the three month ended September 30, 1997 were restated in accordance with SFAS 128 which has no effect on the amounts previously presented.

4.  INITIAL        In August 1998, the Company completed an initial public
    PUBLIC         offering of 1,500,000 shares, of which 1,210,000 shares
    OFFERING       were offered by the Company and 290,000 shares by selling
    (IPO)          shareholders. Net proceeds to the Company was
                   approximately $4,480,000 after deducting all offering-related expenses of $1,570,000. The Company used a portion of the proceeds to repay the outstanding indebtedness of $1,000,000 which was incurred with the 1998 private placement and approximately $272,000 related to other indebtedness. The remaining proceeds are being used in the development of new products and upgrades, expansion of the Company's sales and marketing efforts and general working capital.

5.  UNITED         Subsequent to September 30, 1998, the  Company decided to
    KINGDOM        eliminate the redundant infrastructure in its United
    OPERATIONS     Kingdom office and began winding up its international
                   affairs.

6.  COMPREHENSIVE  Comprehensive income at September 30, 1998 and 1997 is
    INCOME comprised of net loss of $956,025 and $336,358 and foreign currency translation adjustment of $20,231 and $28,190, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed below under "Additional Considerations and Risk Factors" herein and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO SEPTEMBER 30, 1997

     REVENUES. Total revenues decreased 13.1% to $1,612,000 for the three months ended September 30, 1998 from $1,856,000 for the same period in 1997. The decrease was primarily attributable to decreased operations revenue. During the quarter ended September 30, 1998 one client accounted for 12.4% of total revenue.

     SOFTWARE LICENSE REVENUES. Software license revenues decreased 11.5% to $609,000 for the three months ended September 30, 1998 from $688,000 for the same period in 1997. The decrease in software license revenue was due to a decrease in system sales and additional modules sold to new and existing clients.

     EQUIPMENT, SOFTWARE, AND SUPPLIES REVENUES. Equipment, software and supplies revenues increased 70.8% to $193,000 for the three months ended September 30, 1998 from $113,000 for the same period in 1997. The increase was primarily attributable to the sale of additional third-party licenses which are required in connection with customer implementation of the NOW! product.

     SUPPORT AND OPERATIONS REVENUE. Support and operations revenue decreased 23.3% to $809,000 for the three months ended September 30, 1998 from $1,054,000 for the same period in 1997. The decrease is primarily attributable to the lack of custom programming jobs during the recent quarter compared to the same period last year which included two substantial custom programming jobs. The decrease is partially offset by increased maintenance contract revenues resulting primarily from an increase in the number of customers paying maintenance for new and upgraded systems.

     COST OF REVENUES. Total cost of revenues were consistent between the periods totaling $767,000 for the three months ended September 30, 1998 and $763,000 for the same period in 1997.

     COST OF SOFTWARE LICENSES. The cost of software licenses consists primarily of the cost of the supplies that are included with the Company's systems that are provided by third party supplier. The cost of software licenses decreased 10.1% to $62,000 for the three months ended September 30, 1998 from $69,000 for the same period in 1997.

     COST OF EQUIPMENT, SOFTWARE AND SUPPLIES. The cost of equipment, software and supplies consists primarily of the cost of computer hardware and third-party software and related peripheral equipment purchased by the Company from various suppliers for resale as part of the Company's turnkey systems. These costs decreased by 23.2% to $63,000 for the three months ended September 30, 1998 from $82,000 for the same period in 1997.

     COST OF SUPPORT AND OPERATIONS. The cost of support and operations consists primarily of personnel costs, travel and materials associated with providing implementation, education and training, consulting and technical services. These costs increased 4.9% to $641,000 for the three months ended September 30, 1998 from $611,000 for the same period in 1997. The increase related primarily to the reclassification of NOW! programmers from research and development to operations as this product is fully functional.

     GROSS PROFIT. Gross profit decreased by 22.7% to $845,000 for the three months ended September 30, 1998 from $1,093,000 for the same period in 1997. Overall gross profit as a percentage of total revenues decreased to 52.4% for the three months ended September 30, 1998 from 58.9% for the same period in 1997, mainly as a result of a decrease in operations revenue coupled with a fixed labor cost. Gross profit on the Company's software license fees is significantly higher than on equipment, services and maintenance. Gross profit on software licenses remained relatively constant for the three months ended September 30, 1998 and 1997 at 89.8% and 90.0%, respectively. Gross profit on software support services and maintenance decreased to 20.8% for the three months ended September 30, 1998 from 42.0% for the same period in 1997 mainly due to reduced support and operations revenue coupled with a fixed labor cost. The increase in third party software and equipment gross profit to 67.2% for the three months ended September 30, 1998 from 27.3% for the same period in 1997 was primarily due to more sales of third party software and less sales of low margin hardware.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 13.8% to $226,000 for the three months ended September 30, 1998 from $262,000 for the same period in 1997. The decrease primarily relates to the retirement of Dan Jensen in June 1998 and lower commissions.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 27.2% to $169,000 from $232,000 for the same period in 1997. The decrease is primarily related to the completion of the NOW! suite of products in the previous fiscal year. As a result, the expenses are lower in the current period.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 6.1% to $844,000 for the three months ended September 30, 1998 from $899,000 for the same period in 1997. The expenses are fairly consistent between the periods with the greatest reductions relating to lower overhead in the Company's United Kingdom office.

     INTEREST EXPENSE. Interest expense increased 1,202.4% to $534,000 for the three months ended September 30, 1998 from $41,000 for the same period in 1997 and relates primarily to the original issue discount on the June 1997 bridge loan. The loan was paid in full on August 14, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In August 1998, the Company completed an initial public offering of 1,500,000 shares of common stock, of which 1,210,000 shares were sold by the Company and 290,000 shares were sold by selling shareholders. Net proceeds to the Company were approximately $4,480,000 after deducting all offering-related expenses of $1,570,000. The Company used a portion of the proceeds to repay the outstanding indebtedness of $1,000,000 which was incurred with the 1998 private placement and approximately $272,000 related to note payable to a stockholder. The remaining proceeds are being used in the development of new products and upgrades, expansion of the Company's sales and marketing efforts and general working capital.

     Prior to the initial public offering of common stock the Company financed its operations primarily through cash flow from operations, private sales of its equity, private debt placements and long-term equipment financing. The Company does not have access to a line of credit. The Company's $600,000 equipment lease requires the Company to maintain cash on deposit with a bank affiliated with the lessor. The required cash balance was initially $300,000 and reduces incrementally in proportion to the reduction in the lease balance. At September 30, 1998 the principal balance of the lease was $300,000 and the required cash balance was $150,000.

     The Company has entered into an employment agreements with four of its executive officers as well as a Consulting and Non-Competition Agreement with a director and former officer of the Company. In general, assuming none of the agreements are terminated and that each one year contract is renewed annually, such agreements provide for total payments of not less than $2.9 million through the end of the fiscal year ending June 30, 2002, including approximately $86,000 per month during the fiscal year ending June 30, 1999.

     For the three months ended September 30, 1997, operating activities provided net cash of approximately $190,000 primarily from a combined decrease in trade receivables and income tax receivables of $272,000 and an increase in customer deposits of approximately $435,000 which were offset by a loss from operations of approximately $244,000, net of depreciation and amortization, and a decrease in accounts payable of approximately $243,000. For the three months ended September 30, 1997, financing activities provided net cash of approximately $77,000 primarily from a reduction in the compensating cash balance requirement associated with the Company's equipment lease. For the three months ended September 30, 1997 the Company's investing activities used net cash of approximately $10,000 primarily to purchase equipment.

     For the three months ended September 30, 1998, operating activities used net cash of approximately $981,000 primarily from a net loss from operations, net of depreciation and amortization, of approximately $512,000, a combined increase in prepaid and other assets of approximately $348,000 and a combined decrease in accounts payable and customer deposits of approximately $310,000 which were offset by an increase in other accrued liabilities of approximately $148,000. For the three months ended September 30, 1998, financing activities provided net cash of approximately $3,655,000 primarily from net proceeds from the sale of the Company's common stock (approximately $4,480,000) which were offset by repayments of note payable (approximately $1,272,000). For the three months ended September 30, 1998 the company's investing activities used net cash of approximately $78,000 primarily to purchase equipment.

     The Company's accounts receivable balance at June 30, 1998 and September 30, 1998 was $1,224,768 and $1,260,795, respectively. Accounts receivable in the over 90-day category at June 30, 1998 was $308,292 or 25.2% of accounts receivable compared to $438,753, or 34.8% of accounts receivable at September 30, 1998. The number of days sales in accounts receivable was 43 days and 71 days, respectively, for the year ended June 30, 1998 and three months ended September 30, 1998. The increase in accounts receivable and days sales in accounts receivable was due to granting additional credit terms to larger customers that have a strong payment history. Bad debt expense as a percentage of sales for the year ended June 30, 1998 and the three months ended September 30, 1998 was 2% and 0%, respectively. At September 30, 1998, the Company had three customers which accounted for approximately 25.0% of the accounts receivable balance.

     At September 30, 1998 the Company had approximately $3,000,000 in cash, including restricted cash. The Company believes that its current cash balance and anticipated cash flow from operations will provide sufficient cash resources to finance its operations and associated marketing and customer support activities for at least 12 months.

ADDITIONAL CONSIDERATIONS AND RISK FACTORS

     HISTORY OF LOSSES. The Company and its predecessors Summit V, Inc., a Washington corporation and wholly-owned subsidiary of the Company, as well as Redwood Technology, Inc., a Washington corporation formerly known as Jenkon Data Systems, Inc. ("Redwood Technology"), which operated certain assets of the Company prior to selling them to Summit V, Inc. in 1995, have a history of losses. The Company sustained net losses of approximately $265,000 and $1,701,000 for the fiscal years ended June 30, 1996 and 1997, respectively and a loss of $956,000 for the quarter ended September 30, 1998. Although the Company operated profitably in fiscal 1998, there can be no assurance that the Company will be able to operate profitably in the future.

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

     RISK OF CREDITORS CLAIMS AND SUCCESSOR LIABILITY.  In July 1995,
Summit V, Inc. purchased and/or licensed substantially all of the assets, and Summit V, Inc. assumed certain contractual obligations and indebtedness from Redwood Technology, the developer of a substantial portion of the Company's SUMMIT V software technology. Because Redwood Technology may be deemed to have been rendered insolvent by the sale and license of certain of its assets to Summit V, Inc. and because of the commonality of ownership and management of Redwood Technology and Summit V, Inc. and/or because Summit V continued operating the business of Redwood Technology, the Company is or may be subject to claims by unsatisfied creditors of Redwood Technology challenging the rights of the Company to the SUMMIT V software technology or other assets acquired from Redwood Technology or alleging successor liability or other similar bases for liability. The Company believes that such claims could total as much as $150,000. There can be no assurance that claims for successor liability will not be made or that the Company's rights to the assets acquired from Redwood Technology, including the SUMMIT V software technology, will not be challenged. If any such claims or challenges are made and are successful, the Company's business and results of operations would be materially and adversely affected. Any payments made by the Company with respect to claims against Redwood Technology may benefit certain officers and directors of the Company who may be secondarily liable for such claims.

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

PART II - OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

     For a description of certain legal proceedings, see Part I, Item 3 of the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

     The shares of Common Stock sold in the offering were registered pursuant to a Registration Statement on Form SB-2 (Commission File No. 333-56023)
which was declared effective at 5:30 p.m. E.D.T. on August 10, 1998.   The
offering price to the public was $5.00 per share. The registration statement covered (i) 1,210,000 shares sold by the Company in the offering (aggregate offering price registered and sold of $6,050,000), (ii) 290,000 shares sold by certain selling stockholders in the offering (aggregate offering price registered and sold of $1,450,000), (iii) 225,000 additional shares of Common Stock for the sole purpose of covering an over-allotment option granted to the underwriters by the Company and two executive officers of the Company- (aggregate offering price registered of $850,000 for the executive officers and $275,000 for the Company; none of which were sold), (iv) 1,034,296 additional shares of Common Stock registered on the account of certain stockholders of the Company but which were not underwritten or sold in the offering (aggregate offering price registered of $5,171,480; none of which were sold), (v) warrants to purchase up to 150,000 shares of Common Stock granted to the managing underwriters at $8.25 per share (aggregate offering price registered and sold of $150), and (vi) the 150,000 shares of Common Stock underlying the underwriters' warrants (aggregate offering price registered of $1,237,500; none of which have been sold). The underwriters' over-allotment option expired without being exercised in September 1998.

     The initial public offering resulted in gross proceeds to the Company of $6,050,000. After deducting total offering costs (including underwriter discounts and commission) of $1,570,000, the net proceeds to the Company from the offering were $4,480,000. The total offering costs consist of (i) $605,000 in underwriter discounts and commissions, (ii) $181,500 in expenses paid to or for the underwriters, (iii) a $100,000 fee payable to Anthony Soich for advisory and consulting services, and (iv) $683,500 in other offering expenses (including filing fees, printing and distribution costs, and legal and accounting fees), none of which were direct or indirect payments to directors, officers or 10% stockholders of the Company.

     Of the $4,480,000 in net offering proceeds to the Company, approximately $1,297,000 was used for the repayment of indebtedness, approximately $585,000 was used for general working capital (including $55,000 for payments under a Non-Compete/Consulting Agreement with Dan Jensen, a director and stockholder of the Company, and $50,000 for the purchase of certain software products from an affiliate of Dan Jensen). The remaining $2,598,000 of the offering proceeds has not yet been applied and is being held in a short-term interest bearing account of the Company.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

EXHIBIT
NUMBER                DESCRIPTION
-------               -----------


3.1         Articles of Incorporation of the Company, as amended*
3.2         Bylaws of the Company, as amended*
4.1         Form of Representatives' Warrant Agreement, including form of
            Representatives' Warrant.*
4.2         Dealer Manager's Warrant Agreement, dated as of July 1, 1996 between the Company and The Boston Group, L.P.*
4.3         Form of Warrant to purchase Common Stock issued in connection with the 1998 Private Placement*
4.4         Subscription Supplement and Registration Rights Agreement with respect to 1996 private placement*
27          Financial Data Schedule
___________________

* Incorporated by reference to the referenced document filed as an exhibit to the Company's Registration Statement on Form SB-2, Commission File No. 333-56023, filed on June 4, 1998, and amended on July 15, 1998 and August 3, 1998).

            (b.)  Reports on Form 8-K.
                  No reports on Form 8-K were filed in the last quarter of the period covered by this Report.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JENKON INTERNATIONAL, INC.




Date: November 13, 1998                        /s/ STEVE MCKEAG
                                               ----------------------------
                                               Steve McKeag
                                               Chief Financial Officer and
                                               Principal Accounting Officer