Form 10QSB
period 1998-12-31
JENKON INTERNATIONAL INC
filed 1999-02-16
CIK 1019654

                           SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

/ / TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 000-24637

                              JENKON INTERNATIONAL, INC.
                    (Name of Small Business Issuer in its Charter)

          Delaware                                                 91-1890338
------------------------------                                    -----------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                                 Identification No.

7600 N.E. 41st Street, Suite 350, Vancouver, Washington                    98662
-------------------------------------------------------                    -----
Address of principal executive office                                   Zip Code

Issuer's telephone number:  (360) 256-4400
                            --------------

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to
such filing requirements for the past ninety (90) days.  Yes   X    No
                                                         ---        ---

As of December 31, 1998, 4,253,515 shares of Common Stock were outstanding.

                JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                             PART I - FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS.

              CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 (UNAUDITED)
                AND JUNE 30, 1998 (AUDITED)

              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE MONTHS
                ENDED DECEMBER 31, 1998 AND 1997

              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR SIX MONTHS
                ENDED DECEMBER 31, 1998 AND 1997

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                ENDED DECEMBER 31, 1998 AND 1997

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                             PART II - OTHER INFORMATION

   ITEM 1.    LEGAL PROCEEDINGS

   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   ITEM 5.    OTHER INFORMATION

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   SIGNATURES

   EXHIBITS
       EXHIBIT 27

                JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,        June 30,
                                                                                      1998              1998
--------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)

ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                   $       2,078,757  $       200,557
   Restricted cash                                                                       154,874          200,000
   Trade receivables, net of allowance for doubtful accounts of
     $146,200 and $146,500                                                             1,500,506        1,078,268
   Prepaid and other assets                                                              385,311           88,998
   Refundable income taxes                                                                24,308           24,308
--------------------------------------------------------------------------------------------------------------------

Total current assets                                                                   4,143,756        1,592,131


PROPERTY AND EQUIPMENT, net of accumulated depreciation of
   $604,700 and $474,100                                                               1,149,257        1,088,926


CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of
   $498,900 and $442,278                                                                 188,837          226,486


PREPAID FUNDING AND OFFERING COSTS                                                             -          374,364

OTHER ASSETS                                                                             288,371          160,537
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                   $       5,770,221  $     3,442,444
--------------------------------------------------------------------------------------------------------------------

                JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,        June 30,
                                                                                      1998              1998
--------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                            $         595,123  $       563,924
   Accrued vacation                                                                      162,717          152,077
   Customer deposits                                                                     436,201          425,684
   Other accrued liabilities                                                             312,561          543,016
   Bridge loans                                                                                -          591,964
   Notes payable - current portion                                                       203,690          410,213
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              1,710,292        2,686,878

NOTES PAYABLE, net of current portion                                                     10,840          106,529
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      1,721,132        2,793,407

COMMITMENTS AND CONTINGENCIES

SERIES A, REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.001 par value; 5,000,000 shares authorized; Series A, none and 1,500,000
   shares issued and outstanding                                                               -        2,310,174

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $.001; 20,000,000 shares authorized; 4,409,970 and
     1,955,674 shares issued, 4,253,515 and
     1,799,220 shares outstanding                                                          4,410            1,956
   Additional paid-in capital                                                          7,389,263          601,483
   Stock subscriptions receivable                                                         (8,500)          (8,500)
   Foreign currency translation adjustment                                               (33,881)         (28,190)
   Accumulated deficit                                                                (2,962,203)      (1,887,886)
   Treasury stock, at cost, 156,454 shares                                              (340,000)        (340,000)
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit)                                                   4,049,089       (1,661,137)
--------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)                           $       5,770,221  $     3,442,444
--------------------------------------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31,                                                      1998               1997
--------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)        (Unaudited)
NET SALES
   Software license fees                                                       $     1,217,502       $    881,297
   Equipment, software and supplies sales                                              390,238            242,117
   Support and operations revenue                                                      755,819          1,249,509
--------------------------------------------------------------------------------------------------------------------
Total net sales                                                                      2,363,559          2,372,923
--------------------------------------------------------------------------------------------------------------------

COST OF GOODS SOLD
   Cost of software license fees                                                        46,846             93,375
   Cost of equipment, software and supplies sold                                       199,639             88,888
   Cost of support and operations                                                      667,923            694,816
--------------------------------------------------------------------------------------------------------------------
Total cost of goods sold                                                               914,408            877,079
--------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                         1,449,151          1,495,844

OPERATING EXPENSES
   Selling and marketing                                                               284,952            220,235
   Product research, development and enhancements                                      172,142            212,126
   General and administration                                                        1,117,885          1,032,375
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                             1,574,979          1,464,736
--------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                                         (125,828)            31,108

OTHER INCOME (EXPENSE)
   Interest, net                                                                        12,590            (32,003)
   Other income (expense)                                                               (5,053)            41,489
--------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX                                                       (118,291)            40,594

PROVISION (BENEFIT) FOR INCOME TAX                                                           -                  -
--------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                              $      (118,291)      $     40,594
--------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE
   Basic                                                                       $          (.03)      $        .03
   Diluted                                                                                (.03)               .03
--------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic                                                                             4,253,515          1,799,220
   Diluted                                                                           4,253,515          2,069,425
--------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31,                                                         1998              1997
--------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)        (Unaudited)
NET SALES
   Software license fees                                                        $    1,826,885    $     1,569,747
   Equipment, software and supplies sales                                              583,360            355,298
   Support and operations revenue                                                    1,565,297          2,303,488
--------------------------------------------------------------------------------------------------------------------
Total net sales                                                                      3,975,542          4,228,533
--------------------------------------------------------------------------------------------------------------------

COST OF GOODS SOLD
   Cost of software license fees                                                       108,704            162,777
   Cost of equipment, software and supplies sold                                       263,026            171,192
   Cost of support and operations                                                    1,309,250          1,306,056
--------------------------------------------------------------------------------------------------------------------
Total cost of goods sold                                                             1,680,980          1,640,025
--------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                         2,294,562          2,588,508

OPERATING EXPENSES
   Selling and marketing                                                               511,179            482,587
   Product research, development and enhancements                                      340,800            444,241
   General and administration                                                        1,987,819          1,931,696
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                             2,839,798          2,858,524
--------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                                  (545,236)          (270,016)

OTHER INCOME (EXPENSE)
   Interest, net                                                                      (521,461)           (73,243)
   Other income (expense)                                                               (7,619)            14,205
--------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX                                                              (1,074,316)          (329,054)

PROVISION (BENEFIT) FOR INCOME TAX                                                           -            (33,290)
--------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                        $   (1,074,316)      $   (295,764)
--------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE - BASIC AND DILUTED                                          $         (.29)      $       (.17)
--------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND
   DILUTED                                                                           3,731,746          1,799,220
--------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

SIX MONTHS ENDED DECEMBER 31,                                                       1998              1997
------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $(1,074,316)      $  (295,764)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                   275,528           190,660
     Amortization of original issue discount                                         408,037                 -
     Provision for doubtful accounts                                                 108,703            64,287
     Foreign currency translation adjustment                                          (5,692)            2,684
     Loss on disposal of fixed assets                                                 11,679                 -
     Increase (decrease) from changes in operating
       assets and liabilities:
       Trade receivables                                                            (530,941)         (189,845)
       Prepaid and other assets                                                     (296,313)          (33,563)
       Refundable income taxes                                                             -           131,345
       Other assets                                                                 (180,668)                -
       Accounts payable                                                               31,199          (219,882)
       Accrued vacation                                                               10,640             8,270
       Customer deposits                                                              10,517           485,245
       Other accrued liabilities                                                    (230,453)          105,802
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                               (1,462,080)          249,239
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                               (256,046)          (66,427)
   Proceeds from sale of fixed assets                                                 17,962                 -
   Additions to software rights                                                      (18,973)                -
------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                            (257,057)          (66,427)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Restricted cash                                                                    45,126            50,000
   Additions to prepaid funding and offering costs                                  (459,076)          (58,720)
   Repayment of Bridge Loans                                                      (1,000,000)                -
   Payments on notes payable                                                        (302,213)         (109,796)
   Net proceeds from initial public offering                                       5,313,500                 -
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                3,597,337          (118,516)
------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          1,878,200            64,296

CASH AND CASH EQUIVALENTS, beginning of period                                       200,557           132,736
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                         $ 2,078,757       $   197,032
------------------------------------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      STATEMENT OF          In the opinion of management the accompanying
        INFORMATION           unaudited financial statements contain all
        FURNISHED             adjustments (consisting only of normal and
                              recurring accruals) necessary to present fairly
                              the financial position as of December 31, 1998,
                              and the results of operations and cash flows for
                              the three and six month periods ended December 31,
                              1998 and 1997. These results have been determined
                              on the basis of generally accepted accounting
                              principles and practices applied consistently with
                              those used in the preparation of the Company's
                              Annual Report on Form 10-KSB for the fiscal year
                              ended June 30, 1998.

                              The results of operations for the three and six-month
                              periods ended December 31, 1998, are not necessarily
                              indicative of the results to be expected for any
                              other period or for the entire year.

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

2.      REVENUE RECOGNITION   The Company adopted Statement of Position 97-2,
                              "Software Revenue Recognition", ("SOP 97-2")
                              effective July 1, 1998. In accordance with SOP
                              97-2, the Company recognizes revenue on sales of
                              internally-developed software and turnkey systems
                              when the following criteria are met; (i)
                              persuasive evidence of an arrangement exists, (ii)
                              delivery has occurred and the system is
                              functionable, (iii) the vendor's fee is fixed or
                              determinable and (iv) collectibility is probable.
                              Also in accordance with SOP 97-2, the Company
                              allocates the fee of a multiple element contract
                              to the various elements based on vendor-specific
                              objective evidence of fair value. Revenue
                              allocated to a specific element is recognized when
                              the basic revenue recognition criteria above are
                              met for that element. If sufficient
                              vendor-specific objective evidence for all
                              elements does not exist to allocate revenue to the
                              elements, all revenue from the arrangement
                              generally would be deferred until such evidence
                              does exist or until all elements have been
                              delivered. Revenues related to installation of
                              systems requiring substantial future performance
                              by the Company are recognized using the
                              percentage-of-completion method based on meeting
                              key milestone events over the terms of the
                              contract. Customization and training revenue is
                              recognized as revenue as the services are
                              performed. Future sales of the Company's existing
                              products may be contingent upon delivery of
                              future software products. This would defer a
                              portion or all of the revenue, until the Company
                              has delivered all elements of the sales contract.


                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.      REVENUE RECOGNITION   During the period ended December 31, 1998 one
        (CONTINUED)           customer accounted for 16.8% of total revenue. The
                              Company had no customers that accounted for more
                              than 10% of total revenue for the six months ended
                              December 31, 1997.

3.      EARNINGS (LOSS) PER   The Company computes loss per common share under
        COMMON SHARE          SFAS No. 128, "Earnings Per Share," which requires
                              presentation of basic and diluted earnings (loss)
                              per share. Basic earnings (loss) per common share
                              is computed by dividing income or loss available
                              to common shareholders by the weighted average
                              number of common shares outstanding for the
                              reporting period. Diluted earnings (loss) per
                              common share reflects the potential dilution that
                              could occur if securities or other contracts, such
                              as stock options, to issue common stock were
                              exercised or converted into common stock. Common
                              stock options and convertible preferred stock were
                              not included in the computation of diluted loss
                              per common share because the effect would be
                              antidilutive. Weighted average and per share
                              information for the six month ended December 31,
                              1997 were restated in accordance with SFAS 128
                              which has no effect on the amounts previously
                              presented.

4.      INITIAL PUBLIC        In August 1998, the Company completed an initial
        OFFERING (IPO)        public offering of 1,500,000 shares, of which
                              1,210,000 shares were offered by the Company and
                              290,000 shares by selling shareholders. Net
                              proceeds to the Company were approximately
                              $4,480,000 after deducting all offering-related
                              expenses of $1,570,000. The Company used a portion
                              of the proceeds to repay the outstanding
                              indebtedness of $1,000,000, which was incurred
                              with the Company's 1998 private placement,
                              approximately $272,500 related to other
                              indebtedness, approximately $700,000 was used for
                              general working capital, $50,000 for the purchase
                              of certain software, $500,000 for product developing
                              and $250,000 for sales and marketing. The remaining
                              proceeds are being used in the development of new
                              products and upgrades, expansion of the Company's
                              sales and marketing efforts and general working
                              capital.

5.      UNITED KINGDOM        During the third quarter of 1998, the Company
        OPERATIONS            decided to close its United Kingdom office and
                              is winding up its international affairs.

6.      COMPREHENSIVE INCOME  Comprehensive income at December 31, 1998 and 1997 is comprised of net loss of $1,074,316 and $295,764 and foreign currency translation adjustment of $33,881 and $25,408, respectively.

7.      INCOME TAXES          Due to the significant operating losses incurred
                              by the Company for the three and six month periods
                              ended December 31, 1998 and 1997, the Company has
                              recorded a 100% valuation allowance on its net
                              deferred tax asset since management cannot
                              determine whether it is more likely than not that
                              the deferred tax assets may be realized.

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

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1997

     REVENUES. Total revenues were $2,364,000 for the three months ended December 31, 1998 as compared to $2,373,000 for the same period in 1997. During the three month period ended December 31, 1998 two clients accounted for 42.7% of total revenue. For the three month period ended December 31, 1997 two clients accounted for 22.6% of total revenue.

     As a result of increased competitive pressures, the Company has accelerated the development of its next generation management information system. The Company expects that it will incur significant losses during the next six to twelve months due primarily to the costs associated with the development of this new product and delays in revenue recognition for sales of existing products that are linked to or contingent upon delivery of the new management information system. Such revenues would be recognized at such time as the Company has completed its obligations under any such sales contracts.

     SOFTWARE LICENSE REVENUES. Software license revenues increased 38.1% to $1,217,000 for the three months ended December 31, 1998 from $881,000 for the same period in 1997. The increase in software license revenue was due to an increase in system sales and additional modules sold to new and existing clients.

     EQUIPMENT, SOFTWARE, AND SUPPLIES REVENUES. Equipment, software and supplies revenues increased 61.2% to $390,000 for the three months ended December 31, 1998 from $242,000 for the same period in 1997. The increase was primarily attributable to the sale of third party software required to run the Company's software products. This increase is directly related to the increase in software license revenues. The Company has reduced its emphasis on selling computer hardware and makes exceptions only when the margins on the overall contract are acceptable.

     SUPPORT AND OPERATIONS REVENUE. Support and operations revenue decreased 39.5%
to $756,000 for the three months ended December 31, 1998 from $1,250,000 for the same period in 1997. The decrease is primarily attributable to the lack of custom programming jobs during the recent period compared to the same period last year which included two substantial custom programming jobs. The decrease is partially offset by increased maintenance contract revenues resulting primarily from an increase in the number of customers paying maintenance for new and upgraded systems.

     COST OF REVENUES. Total cost of revenues increased by $37,000 or 4.2% to $914,000 for the three months ended December 31, 1998 as compared to $877,000 for the same period in 1997. This increase was primarily due to an increase in the cost of equipment, software and supplied described below which was offset, in part by decreases in costs of software licenses and costs of support and operations.

     COST OF SOFTWARE LICENSES. The cost of software licenses consists primarily of the cost of the third party provided supplies that are included with the Company's systems and amortization of capitalized software costs. The cost of software licenses decreased 49.5% to $47,000 for the three months ended December 31, 1998 from $93,000 for the same period in 1997.

     COST OF EQUIPMENT, SOFTWARE AND SUPPLIES. The cost of equipment, software and supplies consists primarily of the cost of computer hardware and third-party software and related peripheral equipment purchased by the Company from various suppliers for resale as part of the Company's turnkey systems. These costs increased by 124.7% to $200,000 for the three months ended December 31, 1998 from $89,000 for the same period in 1997, primarily as a result of an increase in the proportion of revenues derived from resale of lower-margin third party software products.

     COST OF SUPPORT AND OPERATIONS. The cost of support and operations consists primarily of personnel costs, travel and materials associated with providing implementation, education and training, consulting and technical services. These costs remained relatively constant totaling $668,000 for the three months ended December 31, 1998 and $695,000 for the same period in 1997. The decrease in such costs resulting from certain Summit V programmers moving from operations to research and development to begin the development next generation of management information software was partially offset by an increase in costs resulting from moving certain NOW! product programmers from research and development to operations upon completion of development of such product.

     GROSS PROFIT. Gross profit decreased by 3.1% to $1,449,000 for the three months ended December 31, 1998 from $1,496,000 for the same period in 1997. Overall gross profit as a percentage of total revenues decreased to 61.3% for the three months ended December 31, 1998 from 63.0% for the same period in 1997, mainly as a result of a decrease in operations revenue and fixed labor costs which was offset by an increase in higher margin software license fees. Gross profit on the Company's software license revenues is significantly higher than on revenues from equipment, services and maintenance. Gross profit on software licenses increased marginally for the three months ended December 31, 1998 to 96.2% from 89.4% in 1997 primarily due to fewer sales in the current period of the Company's TouchTalk product which has hardware costs associated with it and therefore a smaller gross profit. Gross profit on software support services and maintenance decreased to 11.6% for the three months ended December 31, 1998 from 44.4% for the same period in 1997 due mainly to reduced operations revenue and relatively fixed labor costs. The decrease in third party software and equipment gross profit to 48.8% for the three months ended December 31, 1998 from 63.3% for the same period in 1997 was primarily due to a change in mix of third party software sales with a greater portion of lower margin sales occurring during the three months ended December 31, 1998.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 29.5% to $285,000 for the three months ended December 31, 1998 from $220,000 for the same period in 1997. The increase was primarily attributable to NOW! related marketing efforts and increased sales commissions.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 18.9% to $172,000 for the three months ended December 31, 1998 from $212,000 for the same period in 1997. The decrease is primarily related to the completion of the NOW! suite of products in the previous fiscal year. As a result, the expenses are lower in the current period. The Company is accelerating its development of its next generation management information system and expects that research and development expenses will increase substantially in future periods.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 8.3% to $1,118,000 for the three months ended December 31, 1998 from $1,032,000 for the same period in 1997. The expenses are fairly consistent between the periods with an increase in professional service expense offset by lower overhead in the Company's United Kingdom office which was closed during the period.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1997

     REVENUES. Total revenues decreased 6.0% to $3,976,000 for the six months ended December 31, 1998 from $4,229,000 for the same period in 1997. The decrease was primarily attributable to decreased operations revenue. During the six month period ended December 31, 1998 one client accounted for 16.8% of total revenue. The Company had no customers that accounted for more than 10% of the Company's sales for the six months ended December 31, 1997.

     As a result of increased competitive pressures, the Company has accelerated the development of its next generation management information system. The Company expects that it will incur significant losses during the next six to twelve months due primarily to the costs associated with the development of this new product and delays in revenue recognition for sales of existing products that are linked to or contingent upon delivery of the new management information system. Such revenues would be recognized at such time as the Company has completed its obligations under any such sales contracts.

     SOFTWARE LICENSE REVENUES. Software license revenues increased 16.4% to $1,827,000 for the six months ended December 31, 1998 from $1,570,000 for the same period in 1997. The increase in software license revenue was due to an increase in system sales and additional modules sold to new and existing clients.

     EQUIPMENT, SOFTWARE, AND SUPPLIES REVENUES. Equipment, software and supplies revenues increased 64.2% to $583,000 for the six months ended December 31, 1998 from $355,000 for the same period in 1997. The increase was primarily attributable to the sale of third party software required to run the Company's software products. This increase is directly related to the increase in software license revenues. The Company has reduced its emphasis on selling computer hardware and makes exceptions only when the margins on the overall contract are acceptable.

     SUPPORT AND OPERATIONS REVENUE. Support and operations revenue decreased 32.0% to $1,565,000 for the six months ended December 31, 1998 from $2,303,000 for the same period in 1997. The decrease is primarily attributable to the lack of custom programming jobs during the recent period compared to the same period last year which included two substantial custom programming jobs. The decrease is partially offset by increased maintenance contract revenues resulting primarily from an increase in the number of customers paying maintenance for new and upgraded systems.

     COST OF REVENUES. Total cost of revenues were consistent between the periods totaling $1,681,000 for the six months ended December 31, 1998 and $1,640,000 for the same period in 1997.

     COST OF SOFTWARE LICENSES. The cost of software licenses consists primarily of the cost of the third party provided supplies that are included with the Company's systems and amortization of capitalized software costs. The cost of software licenses decreased 33.1% to $109,000 for the six months ended December 31, 1998 from $163,000 for the same period in 1997.

     COST OF EQUIPMENT, SOFTWARE AND SUPPLIES. The cost of equipment, software and supplies consists primarily of the cost of computer hardware and third-party software and related peripheral equipment purchased by the Company from various suppliers for resale as part of the Company's turnkey systems. These costs increased by 53.8% to $263,000 for the six months ended December 31, 1998 from $171,000 for the same period in 1997, primarily as a result of an increase in the proportion of revenues derived from resale of lower-margin third party software products.

     COST OF SUPPORT AND OPERATIONS. The cost of support and operations consists primarily of personnel costs, travel and materials associated with providing implementation, education and training, consulting and technical services. These costs remained relatively constant totaling $1,309,000 for the six months ended December 31, 1998 and $1,306,000 for the same period in 1997. The increase created by the reclassification of NOW! programmers from research and development to operations upon completion of development of such product was offset by certain Summit V programmers moving from operations to research and development to begin the next generation of management information software.

     GROSS PROFIT. Gross profit decreased by 11.4% to $2,295,000 for the six months ended December 31, 1998 from $2,589,000 for the same period in 1997. Overall gross profit as a percentage of total revenues decreased to 57.7% for the six months ended December 31, 1998 from 61.2% for the same period in 1997, mainly as a result of a decrease in operations revenue and relatively fixed labor costs. Gross profit on the Company's software license revenues is significantly higher than on revenues from equipment, services and maintenance. Gross profit on software licenses increased marginally for the six months ended December 31, 1998 to 94.1% from 89.6% in 1997 primarily due to fewer sales in the current period of the Company's TouchTalk product which has hardware costs associated with it and therefore a smaller gross profit. Gross profit on software support services and maintenance decreased to 16.4% for the six months ended December 31, 1998 from 43.3% for the same period in 1997 due mainly to reduce operations revenue and a fixed labor cost. The increase in third party software and equipment gross profit to 54.9% for the six months ended December 31, 1998 from 51.8% for the same period in 1997 was primarily due to a change in mix of third party software sales with a greater portion of lower margin sales occurring during the six months ended December 31, 1997.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 5.8% to $511,000 for the six months ended December 31, 1998 from $483,000 for the same period in 1997. The increase was primarily attributable to NOW! related marketing efforts and increased sales commissions.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 23.2% to $341,000 from $444,000 for the same period in 1997. The decrease is primarily related to the completion of the NOW! suite of products in the previous fiscal year. As a result, the expenses are lower in the current period. The Company is accelerating its development of its next generation management information system and expects that research and development expenses will increase substantially in future periods.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 2.9% to $1,988,000 for the six months ended December 31, 1998 from $1,932,000 for the same period in 1997. The expenses are fairly consistent between the periods with an increase in professional service expense offset by lower overhead in the Company's United Kingdom office which was closed during the period.

     INTEREST EXPENSE. Interest expense increased 613.7% to $521,000 for the six months ended December 31, 1998 from $73,000 for the same period in 1997. The interest relates primarily to expense of the original issue discount on the June 1997 bridge loan. The loan was paid in full on August 14, 1998.

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

     Prior to the initial public offering of common stock the Company financed its operations primarily through cash flow from operations, private sales of its equity, private debt placements and long-term equipment financing. The Company does not have access to a line of credit. The Company's $600,000 equipment lease requires the Company to maintain cash on deposit with a bank affiliated with the lessor. The required cash balance was initially $300,000 and reduces incrementally in proportion to the reduction in the lease balance. At December 31, 1998 the principal balance of the lease was $201,000 and the required cash balance was $150,000.

     The Company has entered into employment agreements with four of its executive officers as well as a Consulting and Non-Competition Agreement with a director and former officer of the Company. The Company does not intend to renew the one-year contracts upon their termination in August 1999. In general, assuming the remaining agreements are not terminated such agreements provide for total payments of not less than $2.0 million through the end of the fiscal year ending June 30, 2002, including approximately $76,000 per month during the fiscal year ending June 30, 1999.

     For the six months ended December 31, 1997, operating activities provided net cash of approximately $249,000 primarily from a decrease in refundable income tax of $131,000 and a combined increase in customer deposits and other accrued liabilities of approximately $591,000 which were offset by a loss from operations of approximately $105,000, net of depreciation and amortization, an increase in trade receivables of approximately $190,000, and a decrease in accounts payable of approximately $220,000. For the six months ended December 31, 1997, financing activities used net cash of approximately $119,000 primarily from principal payments on notes payable. For the six months ended December 31, 1997 the Company's investing activities used net cash of approximately $66,000 primarily to purchase equipment.

     For the six months ended December 31, 1998, operating activities used net cash of approximately $1,462,000 primarily from a loss from operations, net of depreciation and amortization, of approximately $391,000, a combined increase in trade receivables, prepaids and other assets of approximately $899,000 and a decrease in other accrued liabilities of approximately $230,000. For the six months ended December 31, 1998, financing activities provided net cash of approximately $3,597,000 primarily from net proceeds from the sale of the Company's common stock (approximately $4,480,000) which were offset by repayments of note payable (approximately $1,300,000). For the six months ended December 31, 1998 the Company's investing activities used net cash of approximately $257,000 primarily to purchase equipment.

     The Company's accounts receivable balance at June 30, 1998 and December 31, 1998 was $1,224,768 and $1,646,706, respectively. Accounts receivable in the over 90-day category at June 30, 1998 was $308,292 or 25.2% of accounts receivable compared to $523,235, or 31.8% of accounts receivable at December 31, 1998. The number of days sales in accounts receivable was 43 days and 65 days, respectively, for the year ended June 30, 1998 and six months ended December 31, 1998. The increase in accounts receivable and days sales in accounts receivable was due to granting additional credit terms to larger customers that have a strong payment history. Bad debt expense as a percentage of sales for the year ended June 30, 1998 and the six months ended December 31, 1998 was 2% and 3%, respectively. At December 31, 1998, the Company had four customers which accounted for approximately 41.0% of the accounts receivable balance.

     At December 31, 1998 the Company had approximately $2,200,000 in cash, including restricted cash. The Company's current business plan calls for significant expenditures of cash over the next six to twelve months in order to complete the development and marketing of certain products. To the extent the Company is unable to complete the development of these products on a timely basis or generate significant cash flow from operations, the Company will need to rely on outside financing sources for working capital. There can be no assurance that the Company will be able to obtain sources of outside financing on favorable terms, if at all. Any failure of the Company to obtain such financing if and when needed would have a material adverse affect on the Company its fiancial condition, and its ability to successfully operate.

ADDITIONAL CONSIDERATIONS AND RISK FACTORS

     NEED FOR ADDITIONAL WORKING CAPITAL. The Company's business involves the continued investment of funds towards the development of new products and modifications of existing products. The Company's current business plan calls for significant expenditures of cash over the next six to twelve months in order to complete the development of the next generation of its back office management information system to replace its current SUMMIT V product and to continue the roll-out of its NOW! product. To the extent that the Company's business plan is not implemented on a timely basis or at all and the Company is not successful in generating significant cash flow from operations in order to fund the expenses associated with the implementation of its business plan, development expenses and other operating costs, the Company will need to rely on outside financing sources for working capital. There can be no assurance that the Company will be able to obtain sources of outside financing on favorable terms, if at all, in the event that such financing is required in the future. Any failure of the Company to obtain such financing if and when needed would have a material adverse affect on the Company, its financial condition, and its ability to successfully operate.

     HISTORY OF LOSSES. The Company and its predecessors Summit V, Inc., a Washington corporation and wholly-owned subsidiary of the Company, as well as Redwood Technology, Inc., a Washington corporation formerly known as Jenkon Data Systems, Inc. ("Redwood Technology" ), which operated certain assets of the Company prior to selling them to Summit V, Inc. in 1995, have a history of losses. The Company sustained net losses of approximately $265,000 and $1,701,000 for the fiscal years ended June 30, 1996 and 1997, respectively and a loss of $1,074,000 for the six months ended December 31, 1998.
Although the Company operated profitably in fiscal 1998, there can be no assurance that the Company will be able to operate profitably in the future.

     As a result of increased competitive pressures, the Company has accelerated the development of its next generation management information system. The Company expects that it will incur significant losses during the next six to twelve months due primarily to the costs associated with the development of this new product and delays in revenue recognition for sales of existing products that are linked to or contingent upon delivery of new products. Such revenues would be recognized at such time as the Company has completed its obligations under any such sales contracts.

    RISK OF CREDITORS CLAIMS AND SUCCESSOR LIABILITY; RISKS OF PENDING LITIGATION. In July 1995, Summit V, Inc. purchased and/or licensed substantially all of the assets, and Summit V, Inc. assumed certain contractual obligations and indebtedness from Redwood Technology, the developer of a substantial portion of the Company's SUMMIT V software technology. Because Redwood Technology may be deemed to have been rendered insolvent by the sale and license of certain of its assets to Summit V, Inc. and because of the commonality of ownership and management of Redwood Technology and Summit V, Inc. and/or because Summit V continued operating the business of Redwood Technology, the Company is or may be subject to claims by unsatisfied creditors of Redwood Technology challenging the rights of the Company to the SUMMIT V software technology or other assets acquired from Redwood Technology or alleging successor liability or other similar bases for liability. The Company believes that such claims could total as much as $200,000. There can be no assurance that claims for successor liability will not be made or that the Company's rights to the assets acquired from Redwood Technology, including the SUMMIT V software technology, will not be challenged. If any such claims or challenges are made and are successful, the Company's business and results of operations would be materially and adversely affected. Any payments made by the Company with respect to claims against Redwood Technology may benefit certain officers and directors of the Company who may be secondarily liable for such claims.

     The Company acquired from Redwood Technology a license to utilize certain Ardent Software, Inc. products which were incorporated into the Summit V software in connection with sale in certain portions of Asia, including China. The grant of the license by Unidata, Inc., a predecessor of Ardent Software, Inc., to Redwood Technology and the sublicense by Redwood Technology to Avon Products or its affiliates have been challenged in a lawsuit (the "U.S. Claim") filed in the United States District Court for the Western District of Washington at Tacoma (Case No. C96-5459FDB) by Pacific Unidata, Ltd., the Asia licensee of Unidata, Inc., as violating the terms of such licensee's agreement with Unidata. In addition, Pacifica Unidata, Ltd. brought an action (the "China Claim") against Guangzhou Avon Co., Ltd., a Chinese subsidiary of Avon Products ("Avon China"), in the Guangdong Province Supreme People's Court (the "Chinese Court") seeking damages against Avon China for infringement of Pacific Unidata, Ltd.'s copyright and exclusive rights to certain Unidata software in China. In June 1998, the Chinese Court awarded damages in favor of Pacific Unidata, Ltd. in an amount of approximately US $12 million plus costs. Avon China has informed the Company that it has appealed the ruling and has indicated an intention to seek indemnification against the Redwood Technology and the Company in the event it is unsuccessful in its appeal. Although the Company is not a party to the China Claim, if Unidata, Inc. does not indemnify Redwood Technology and the Company from damages resulting from the China Claim and the U.S. Claim and the Company is required to (i) devote significant resources to protect its interests and the interests of its sublicensees in Asia or (ii) if any sublicensee successfully seeks indemnification against Redwood Technology or the Company for damages suffered as a result of claims made by Pacific Unidata, Ltd., and the Company is required to pay such indemnification directly or as a successor to Redwood Technology, the Company's financial condition and results of operations would be materially and adversely affected.

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

     INTERNATIONAL OPERATIONS AND RISK OF INTERNATIONAL SALES. The Company derived approximately 8.8% and 2.4% of its total revenues from its United Kingdom operations for the six months ended December 31, 1997 and 1998, respectively. International business is subject to various risks common to international activities, including exposure to currency fluctuations, political and economic instability, the greater difficulty of administering business abroad, and the need to comply with a wide variety of foreign import and United States export laws and regulatory requirements. The Company does not currently engage in foreign currency hedging transactions. Any significant adverse change in the international business climate could have a material adverse effect on the Company, its financial condition and results of operations.

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

PART II - OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

     For a description of certain legal proceedings, see Part I, Item 3 of the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998. See also "Additional Considerations and Risk Factors -- RISK OF CREDITORS CLAIMS AND SUCCESSOR LIABILITY; RISKS OF PENDING LITIGATION" in Part I, Item 2 of this Form 10-QSB.

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

     The initial public offering resulted in gross proceeds to the Company of $6,050,000. After deducting total offering costs (including underwriter discounts and commissions) of $1,570,000, the net proceeds to the Company from the offering were $4,480,000. The total offering costs consisted of (i) $605,000 in underwriter discounts and commissions, (ii) $181,500 in expenses paid to or for the underwriters, (iii) a $100,000 fee payable to Anthony Soich for advisory and consulting services, and (iv) $683,500 in other offering expenses (including filing fees, printing and distribution costs, and legal and accounting fees), none of which were direct or indirect payments to directors, officers or 10% stockholders of the Company.

     Of the $4,480,000 in net offering proceeds to the Company, approximately $1.3 million was used for the repayment of indebtedness, approximately $700,000 was used for general working capital (including $91,000 for payments under a Non-Compete/Consluting Agreement with Dan Jensen, a director and stockholder of the Company, and $50,000 for the purchase of certain software products from an affiliate of Dan Jensen), $500,000 for product development, $250,000 for sales and marketing, The remaining approximately $1,730,000 of the offering proceeds has not yet been applied and is being held in a short -term interest bearing account for the Company.

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

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

EXHIBIT
NUMBER         DESCRIPTION
3.1       Articles of Incorporation of the Company, as amended*
3.2       Bylaws of the Company, as amended*
4.1       Form of Representatives' Warrant Agreement, including form of
          Representatives' Warrant.*
4.2       Dealer Manager's Warrant Agreement, dated as of July 1, 1996 between the Company and The Boston Group, L.P.*
4.3       Form of Warrant to purchase Common Stock issued in connection with the
          1998 Private Placement*
4.4       Subscription Supplement and Registration Rights Agreement with respect to 1996 private placement*
27        Financial Data Schedule

------------------

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

JENKON INTERNATIONAL, INC.




Date: February 12, 1998       /s/ STEVE MCKEAG
                              ------------------------------------------------
                              Steve McKeag
                              Chief Financial Officer and Principal
                              Accounting Officer