Form 10QSB
period 1999-03-31
JENKON INTERNATIONAL INC
filed 1999-05-17
CIK 1019654

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 000-24637

                           JENKON INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                                 91-1890338
-------------------------------------------------------------------------------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                               Identification No.

7600 N.E. 41st Street, Suite 350, Vancouver, Washington                 98662
-------------------------------------------------------------------------------
Address of principal executive office                                 Zip Code

Issuer's telephone number:  (360) 256-4400
                            ---------------

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to
such filing requirements for the past ninety (90) days. Yes   X    No
                                                            -----     -----

As of March 31, 1999, [4,253,515] shares of Common Stock were outstanding.

PART I -- FINANCIAL INFORMATION


                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 1.  FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 (UNAUDITED) AND JUNE 30,
    1998 (AUDITED)

   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE MONTHS ENDED
    MARCH 31, 1999 AND 1998

   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR NINE MONTHS ENDED
    MARCH 31, 1999 AND 1998

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31,
    1999 AND 1998

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                 March 31,    June 30,
                                                   1999         1998
----------------------------------------------------------------------
                                                (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $1,281,041    $200,557
  Restricted cash                                        -     200,000
  Trade receivables, net of allowance for
   doubtful accounts of $368,900 and $146,500    1,050,683   1,078,268
  Prepaid and other assets                         288,447      88,998
  Refundable income taxes                                -      24,308
----------------------------------------------------------------------

Total current assets                             2,620,171   1,592,131


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $793,400 and $474,100           1,078,778   1,088,926


CAPITALIZED SOFTWARE COSTS, net of
 accumulated amortization of $527,212
 and $442,278                                      160,526     226,486


PREPAID FUNDING AND OFFERING COSTS                       -     374,364



OTHER ASSETS                                       261,955     160,537
----------------------------------------------------------------------
Total assets                                    $4,121,430  $3,442,444
----------------------------------------------------------------------
----------------------------------------------------------------------


                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            March 31,         June 30,
                                                              1999              1998
--------------------------------------------------------------------------------------
                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                          $403,991          $563,924
  Accrued vacation                                           150,544           152,077
  Customer deposits                                          585,600           425,684
  Other accrued liabilities                                  292,255           543,016
  Bridge loans                                                     -           591,964
  Notes payable - current portion                            153,384           410,213
--------------------------------------------------------------------------------------
Total current liabilities                                  1,585,774         2,686,878

NOTES PAYABLE, net of current portion                          7,689           106,529
--------------------------------------------------------------------------------------
Total liabilities                                          1,593,463         2,793,407

COMMITMENTS AND CONTINGENCIES

SERIES A, REDEEMABLE CONVERTIBLE PREFERRED STOCK,
 $0.001 par value; 5,000,000 shares authorized;
 Series A, 1,500,000 shares issued and outstanding                 -         2,310,174

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001; 20,000,000 shares
   authorized; 4,409,970 and 1,955,674 shares issued,
   4,253,515 and 1,799,220 shares outstanding                  4,410             1,956
  Additional paid-in capital                               7,389,263           601,483
  Stock subscriptions receivable                              (8,500)           (8,500)
  Foreign currency translation adjustment                    (14,715)          (28,190)
  Accumulated deficit                                     (4,502,491)       (1,887,886)
  Treasury stock, at cost, 156,454 shares                   (340,000)         (340,000)
--------------------------------------------------------------------------------------
Total stockholders' equity (deficit)                       2,527,967        (1,661,137)
--------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)      $4,121,430        $3,442,444
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31,                          1999           1998
----------------------------------------------------------------------------
                                                   (Unaudited)   (Unaudited)
NET SALES
  Software license fees                              $293,460     $1,520,893
  Equipment, software and supplies sales              140,424        283,485
  Support and operations revenue                      642,294      1,014,723
----------------------------------------------------------------------------
Total net sales                                     1,076,178      2,819,101
----------------------------------------------------------------------------
COST OF REVENUES
  Cost of software license fees                        28,312         32,943
  Cost of equipment, software and supplies sold        71,142        201,638
  Cost of support and operations                      641,695        510,112
----------------------------------------------------------------------------
Total cost of revenues                                741,149        744,693
----------------------------------------------------------------------------
GROSS PROFIT                                          335,029      2,074,408

OPERATING EXPENSES
  Selling and marketing                               229,035        191,124
  Product research, development and enhancements      228,377        199,198
  General and administration                        1,391,914        871,781
----------------------------------------------------------------------------

Total operating expenses                            1,849,326      1,262,103
----------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                      (1,514,297)       812,305

OTHER INCOME (EXPENSE)
  Interest, net                                         7,558        (13,801)
  Other income (expense)                              (33,550)       (42,323)
----------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX                    (1,540,289)       756,181

PROVISION (BENEFIT) FOR INCOME TAX                          -         48,867
----------------------------------------------------------------------------
NET INCOME (LOSS)                                 $(1,540,289)      $707,314
----------------------------------------------------------------------------
----------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE
  Basic                                                $(0.36)         $0.36
  Diluted                                               (0.36)          0.22
----------------------------------------------------------------------------
----------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic                                             4,253,516      1,955,678
  Diluted                                           4,253,516      3,202,289
----------------------------------------------------------------------------
----------------------------------------------------------------------------

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



NINE MONTHS ENDED MARCH 31,                            1999            1998
-------------------------------------------------------------------------------
                                                    (Unaudited)     (Unaudited)
NET SALES
  Software license fees                             $2,120,345      $3,090,640
  Equipment, software and supplies sales               723,784         638,783
  Support and operations revenue                     2,207,591       3,318,211
-------------------------------------------------------------------------------
Total net sales                                      5,051,720       7,047,634
-------------------------------------------------------------------------------
COST OF REVENUES
  Cost of software license fees                        137,016         195,720
  Cost of equipment, software and supplies sold        334,168         372,830
  Cost of support and operations                     1,950,945       1,816,168
-------------------------------------------------------------------------------
Total cost of revenues                               2,422,129       2,384,718
-------------------------------------------------------------------------------
GROSS PROFIT                                         2,629,591       4,662,916

OPERATING EXPENSES
  Selling and marketing                                740,214         673,711
  Product research, development and enhancements       569,177         643,439
  General and administration                         3,379,733       2,803,477
-------------------------------------------------------------------------------

Total operating expenses                             4,689,124       4,120,627
-------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                       (2,059,533)        542,289

OTHER INCOME (EXPENSE)
  Interest, net                                       (513,903)        (87,044)
  Other income (expense)                               (41,169)        (28,118)
-------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX                     (2,614,605)        427,127

PROVISION (BENEFIT) FOR INCOME TAX                           -          15,577
-------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $(2,614,605)       $411,550
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE
  Basic                                                 $(0.67)          $0.21
  Diluted                                                (0.67)           0.12
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic                                              3,905,671       1,955,678
  Diluted                                            3,905,671       3,358,744
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


NINE MONTHS ENDED MARCH 31,                                        1999              1998
--------------------------------------------------------------------------------------------
                                                                (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                              $(2,614,605)       $411,550
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                     417,915         288,494
  Amortization of original issue discount                           408,036               -
  Provision for doubtful accounts                                   393,904          81,328
  Foreign currency translation adjustment                            13,475            (444)
  Loss on disposal of fixed assets                                   11,408               -
  Increase (decrease) from changes in operating
   Assets and liabilities:
    Trade receivables                                              (366,319)       (514,573)
    Prepaid and other assets                                       (199,449)        (62,152)
    Refundable income taxes                                          24,308         131,345
    Other assets                                                   (186,352)              -
    Accounts payable                                               (159,933)       (225,839)
    Accrued vacation                                                 (1,533)              -
    Customer deposits                                               159,916        (131,850)
    Other accrued liabilities                                      (250,761)        140,882
--------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities              (2,349,990)        118,741
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                (267,341)        (83,521)
 Proceeds from sale of fixed assets                                  18,033               -
 Additions to capitalized software costs                            (18,973)              -
--------------------------------------------------------------------------------------------
 Net cash used in investing activities                             (268,281)        (83,521)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Restricted cash                                                    200,000         100,000
 Additions to prepaid funding and offering costs                   (459,076)              -
 Repayment of Bridge Loans                                       (1,000,000)              -
 Payments on notes payable                                         (355,669)       (184,470)
 Net proceeds from initial public offering                        5,313,500               -
--------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities               3,698,755         (84,470)
--------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,080,484         (49,250)

CASH AND CASH EQUIVALENTS,  beginning of period                     200,557         132,736
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                         $1,281,041         $83,486
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  STATEMENT OF            In the opinion of management the accompanying
    INFORMATION             unaudited financial statements contain all
    FURNISHED               adjustments (consisting only of normal and
                            recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the nine month period ended March 31, 1999 and 1998.
                            These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

                            The results of operations for the nine-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

2.  REVENUE RECOGNITION     The Company adopted Statement of Position 97-2,
                            "Software Revenue Recognition", ("SOP 97-2") effective July 1, 1998. In accordance with SOP
                            97-2, the Company recognizes revenue on sales of internally-developed software and turnkey systems when the following criteria are met; (i) persuasive evidence of an arrangement exists,
                            (ii) delivery has occurred and the system is functionable, (iii) the vendor's fee is fixed or determinable and (iv) collectibility is probable.
                            Also in accordance with SOP 97-2, the Company allocates the fee of a multiple element contract to the various elements based on vendor-specific objective evidence of fair value. Revenue allocated to a specific element is recognized when the basic revenue recognition criteria above are met for that element. If sufficient vendor-specific objective evidence for all elements does not exist to allocate revenue to the elements, all revenue from the arrangement generally would be deferred until such evidence does exist or until all elements have been delivered. Revenues related to installation of systems requiring substantial future performance by the Company are recognized using the percentage-of-completion method based on meeting key milestone events over the terms of the contract. Customization and training revenue is recognized as revenue as the services are performed. Future sales of the Company's existing products may be contingent upon delivery of the future software products. This would defer a portion or all of the revenue, until the Company has delivered all elements of the sales contract.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  REVENUE RECOGNITION     During the nine months ended March 31, 1999 two
    (CONTINUED)             customers accounted for 29% of total revenue.
                            The Company had no customers that accounted for more than 10% of total revenue for the nine months ended March 31, 1998. During the three month period ended March 31, 1999 and 1998 two customers accounted for 47.3% and 22.6% of total revenue, respectively.

3.  EARNINGS (LOSS) PER     The Company computes loss per common share under
    COMMON SHARE            SFAS No. 128, "Earnings Per Share," which
                            requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Common stock options and convertible preferred stock were not included in the computation of diluted loss per common share for the three and nine months ended March 31, 1999, because the effect would be antidilutive.

4.  INITIAL PUBLIC          In August 1998, the Company completed an initial
    OFFERING (IPO)          public offering of 1,500,000 shares, of which
                            1,210,000 shares were offered by the Company and 290,000 shares by selling shareholders. Net proceeds to the Company were approximately
                            $4,480,000 after deducting all offering-related expenses of $1,570,000. The Company used a portion of the proceeds to repay the outstanding indebtedness of $1,000,000, which was incurred with the 1998 private placement, and approximately $272,500 related to other indebtedness approximately $2,000,000 has been used for general working capital, $500,000 for product development, and $250,000 for sales and marketing. The Company intends to use the remaining proceeds for the development of new products and upgrades, expansion of the Company's sales and marketing efforts and general working capital.

5.  UNITED KINGDOM          During the third quarter of 1998, the Company
    OPERATIONS              decided to close their United Kingdom office and
                            is winding up its international affairs.

6.  COMPREHENSIVE           Comprehensive income for the three months ended
    INCOME                  March 31, 1999 and 1998 is comprised of net
                            income (loss) of $(1,540,289) and $707,314 and
                            foreign currency translation adjustment of
                            $19,166 and $(129).

                            Comprehensive income for the nine months ended March 31, 1999 and 1998 is comprised of net income
                            (loss) of $(2,614,605) and $411,550 and foreign
                            currency translation adjustment of $13,475 and $(445).


7.  INCOME TAXES            Due to the significant operating losses
                            incurred by the Company for the three and nine month periods ended March 31, 1999, the Company has recorded a 100% valuation allowance on its net deferred tax asset since management cannot determine whether it is more likely than not that the deferred tax assets may be realized.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  CONCENTRATION OF        The Company is dependent on third-party equipment
    SUPPLIERS               manufacturers and distributors for all of its
                            supply of computer equipment and some of its software accessories. During the nine month periods ended March 31, 1999 and 1998, one supplier accounted for 18% and 10% of total purchases, respectively.

9.  RELATED PARTY           The Company has purchase arrangements with
    TRANSACTIONS            Jenetek, an entity wholly-owned by a related
                            party. Purchases from Jenetek amounted to $80,239 and $0 for the nine months ended March
                            31, 1999 and 1998, respectively.

                            At March 31, 1999, the Company had receivables due from two officers amounting to $146,563. At March 31, 1998, the Company had a receivable due from one officer of $21,563.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO MARCH 31, 1998

         REVENUES. Total revenues decreased 61.8% to $1,076,000 for the three months ended March 31, 1999 from $2,819,000 for the same period in 1998. The decrease was primarily attributable to a significant reduction in software license revenue and support and operations revenue as described below. During the three month period ended March 31, 1999 two clients accounted for 47.3% of total revenue. For the three month period ended March 31, 1998 two clients accounted for 22.6% of total revenue.

         As a result of increased competitive pressures, the Company has accelerated the development of its next generation management information system. The Company has incurred and will continue to incur significant losses during the next six to twelve months due primarily to decreased demand for its existing products, as well as the costs associated with the development of this new product and delays in revenue recognition for sales of existing products that are linked to or contingent upon delivery of the new management information system. Such revenues would be recognized at such time as the Company has completed its obligations under any such sales contracts.

         SOFTWARE LICENSE REVENUES. Software license revenues decreased 80.7% to $293,000 for the three months ended March 31, 1999 from $1,521,000 for the same period in 1998. The decrease in software license revenue was due to a reduction in system sales and additional modules sold to new and existing clients, as a result of increased competition in the marketplace and decreased demand for older generation products.

         EQUIPMENT, SOFTWARE, AND SUPPLIES REVENUES. Equipment, software and supplies revenues decreased 50.5% to $140,000 for the three months ended March 31, 1999 from $283,000 for the same period in 1998. The decrease was primarily attributable to the decrease in resale of third party software required to run the Company's software products. This decrease is directly related to the decrease in software license revenues. The Company has reduced its emphasis on selling computer hardware and makes exceptions only when the margins on the overall contract are acceptable.

         SUPPORT AND OPERATIONS REVENUE. Support and operations revenue decreased 36.7% to $642,000 for the three months ended March 31, 1999 from $1,015,000 for the same period in 1998. The decrease is primarily attributable to the lack of custom programming jobs during the recent period compared to the same period last year which included two substantial custom programming jobs. The decrease is partially offset by increased maintenance contract revenues resulting primarily from an increase in the number of customers paying maintenance for new and upgraded systems.

         COST OF REVENUES. Total cost of revenues decreased by $4,000 or 0.5% to $741,000 for the three months ended March 31, 1999 as compared to $745,000 for the same period in 1998. This decrease was primarily due to a decrease in the cost of equipment, software and supplies described below which was offset, in part by an increase in the costs of support and operations. As a percentage of revenues, cost of revenues increased to 68.9% for the three months ended March 31, 1999 from 26.4% for the same period in 1998 due primarily to a significant decrease in revenues.

         COST OF SOFTWARE LICENSES. The cost of software licenses consists primarily of the cost of the third party provided supplies that are included with the Company's systems and amortization of capitalized software costs. The cost of software licenses remained relatively constant between the periods totaling $28,000 for the three months ended March 31, 1999 from $33,000 for the same period in 1998.

         COST OF EQUIPMENT, SOFTWARE AND SUPPLIES SOLD. The cost of equipment, software and supplies sold consists primarily of the cost of computer hardware and third-party software and related peripheral equipment purchased by the Company from various suppliers for resale as part of the Company's turnkey systems. These costs decreased by 64.9% to $71,000 for the three months ended March 31, 1999 from $202,000 for the same period in 1998, primarily as a result of the decrease in the proportion of revenues derived from resale of lower-margin third party software products.

         COST OF SUPPORT AND OPERATIONS. The cost of support and operations consists primarily of personnel costs, travel and materials associated with providing implementation, education and training, consulting and technical services. These costs increased by 25.9% to $642,000 for the three months ended March 31, 1999 from $510,000 for the same period in 1998. The increase in costs is related primarily to moving certain NOW! product programmers from research and development to operations upon completion of development of the NOW! product.

         GROSS PROFIT. Gross profit decreased by 83.8% to $335,000 for the three months ended March 31, 1999 from $2,074,000 for the same period in 1998. Overall gross profit as a percentage of total revenues decreased to 31.1% for the three months ended March 31, 1999 from 73.6% for the same period in 1998, mainly as a result of the substantial decrease in support and operations revenue and the relatively fixed cost of support and operations during the quarter. The cost of support and operations were relatively fixed during such period; however, the Company has taken steps to reduce personnel costs subsequent to March 31, 1999. Gross profit on the Company's software license revenues is significantly higher than on revenues from equipment, services and maintenance. Gross profit on software licenses decreased for the three months ended March 31, 1999 to 90.4% from 97.8% in 1998 primarily due to competitive pressures. Gross profit on support and operations revenue decreased to .09% for the three months ended March 31, 1999 from 49.7% for the same period in 1998 mainly due to the significant reduction in support and operations revenue and relatively fixed labor costs. The increase in third party software and equipment gross profit to 49.3% for the three months ended March 31, 1999 from 28.9% for the same period in 1998 was primarily due to a change in mix of third party software sales with a greater portion of higher margin sales occurring during the three months ended March 31, 1999.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 19.9% to $229,000 for the three months ended March 31, 1999 from $191,000 for the same period in 1998. The increase was primarily attributable to NOW! related marketing efforts.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 14.6% to $228,000 for the three months ended March 31, 1999 from $199,000 for the same period in 1998. The increase is primarily related to the acceleration of the development of its next generation management information system, offset by the decrease of research and development related to the NOW! product. The Company expects that research and development expenses will increase substantially in future periods as the Company increases its efforts to develop new products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 59.6% to $1,392,000 for the three months ended March 31, 1999 from $872,000 for the same period in 1998. The increase is primarily related to an increase in professional service expense and an increase of $200,000 in the allowance for potentially uncollectable accounts receivable related to a contract dispute pertaining to a sale to one customer recorded in fiscal year 1999.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 1999 TO MARCH 31, 1998

         REVENUES. Total revenues decreased 28.3% to $5,052,000 for the nine months ended March 31, 1999 from $7,048,000 for the same period in 1998. The decrease was primarily attributable to a significant reduction in software license revenue and support and operations revenue as described below. During the nine month period ended March 31, 1999 two clients accounted for 29.0% of total revenue. The Company had no customers that accounted for more than 10% of the Company's sales for the nine months ended March 31, 1998.

         As a result of increased competitive pressures, the Company has accelerated the development of its next generation management information system. The Company has incurred and will continue to incur significant losses during the next six to twelve months due primarily to decreased demand for its existing products, as well as the costs associated with the development of this new product and delays in revenue recognition for sales of existing products that are linked to or contingent upon delivery of the new management information system. Such revenues would be recognized at such time as the Company has completed its obligations under any such sales contracts.

         SOFTWARE LICENSE REVENUES. Software license revenues decreased 31.4% to $2,120,000 for the nine months ended March 31, 1999 from $3,091,000 for the same period in 1998. The decrease in software license revenue was due to a reduction in system sales and additional modules sold to new and existing clients, as a result of increased competition in the marketplace and decreased demand for older generation products.

         EQUIPMENT, SOFTWARE, AND SUPPLIES REVENUES. Equipment, software and supplies revenues increased 13.3% to $724,000 for the nine months ended March 31, 1999 from $639,000 for the same period in 1998. The increase was primarily attributable to the sale of third party software required to run the Company's software products including the NOW! Internet product. The Company has reduced its emphasis on selling computer hardware and makes exceptions only when the margins on the overall contract are acceptable.

         SUPPORT AND OPERATIONS REVENUE. Support and operations revenue decreased 33.5% to $2,208,000 for the nine months ended March 31, 1999 from $3,318,000 for the same period in 1998. The decrease is primarily attributable to the lack of custom programming jobs during the recent period compared to the same period last year which included two substantial custom programming jobs. The decrease is partially offset by increased maintenance contract revenues resulting primarily from an increase in the number of customers paying maintenance for new and upgraded systems.

         COST OF REVENUES. Total cost of revenues were consistent between the periods totaling $2,422,000 for the nine months ended March 31, 1999 and $2,385,000 for the same period in 1998. As a percentage of revenues, cost of revenues increased to 47.9% for the nine months ended March 31, 1999 from 33.8% for the same period in 1998 due primarily to a significant decrease in revenues.

         COST OF SOFTWARE LICENSES. The cost of software licenses consists primarily of the cost of the third party provided supplies that are included with the Company's systems and amortization of capitalized software costs. The cost of software licenses decreased 30.1% to $137,000 for the nine months ended March 31, 1999 from $196,000 for the same period in 1998.

         COST OF EQUIPMENT, SOFTWARE AND SUPPLIES SOLD. The cost of equipment, software and supplies sold consists primarily of the cost of computer hardware and third-party software and related peripheral equipment purchased by the Company from various suppliers for resale as part of the Company's turnkey systems. These costs decreased by 10.5% to $334,000 for the nine months ended March 31, 1999 from $373,000 for the same period in 1998.

         COST OF SUPPORT AND OPERATIONS. The cost of support and operations consists primarily of personnel costs, travel and materials associated with providing implementation, education and training, consulting and technical services. These costs increased by 7.4% to $1,951,000 for the nine months ended March 31, 1999 from $1,816,000 for the same period in 1998. The increase primarily relates to the reclassification of NOW! programmers from research and development to operations upon completion of development of such product.

         GROSS PROFIT. Gross profit decreased by 43.6% to $2,630,000 for the nine months ended March 31, 1999 from $4,663,000 for the same period in 1998. Overall gross profit as a percentage of total revenues decreased to 52.1% for the nine months ended March 31, 1999 from 66.2% for the same period in 1998, mainly as a result of a decrease in operations revenue and relatively fixed labor costs. The cost of support and operations were relatively fixed during such period; however, the Company has taken steps to reduce personnel costs subsequent to March 31, 1999. Gross profit on the Company's software license revenues is significantly higher than on revenues from equipment, services and maintenance. Gross profit on software licenses remained consistent for the nine months ended March 31, 1999 at 93.5% and 93.7% in 1998. Gross profit on support and operations revenue decreased to 11.6% for the nine months ended March 31, 1999 from 45.3% for the same period in 1998 due mainly to lower operations revenue and a fixed labor cost. The increase in third party software and equipment gross profit to 53.9% for the nine months ended March 31, 1999 from 41.6% for the same period in 1998 was primarily due to a change in mix of third party software sales with a greater portion of higher margin sales occurring during the nine months ended March 31, 1999.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 9.8% to $740,000 for the nine months ended March 31, 1999 from $674,000 for the same period in 1998. The increase was primarily attributable to NOW! related marketing efforts.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 11.5% to $569,000 from $643,000 for the same period in 1998. The decrease is primarily related to the completion of the NOW! suite of products in the previous fiscal year. As a result, the expenses are lower in the current period. The decrease is partially offset by the acceleration of the development of the next generation management information system and expects that research and development expenses will increase substantially in future periods as the Company increases its efforts to develop new products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 20.6% to $3,380,000 for the nine months ended March 31, 1999 from $2,803,000 for the same period in 1998. The increase is primarily related to an increase in professional service expense and an increase of $200,00 in the allowance for potentially uncollectible accounts receivable related to a contract dispute pertaining to a sale to one customer recorded in fiscal year 1999, offset by lower overhead in the Company's United Kingdom office which was closed during the period.

         INTEREST EXPENSE. Interest expense increased 490.8% to $514,000 for the nine months ended March 31, 1999 from $87,000 for the same period in 1998. The interest expense increase relates primarily to expense of the original issue discount of $408,000 related to the June 1998 bridge loan. The loan was paid in full on August 14, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         In August 1998, the Company completed an initial public offering of 1,500,000 shares of common stock, of which 1,210,000 shares were sold by the Company and 290,000 shares were sold by selling shareholders. Net proceeds to the Company were approximately $4,480,000 after deducting all offering-related expenses of $1,570,000. The Company used a portion of the proceeds to repay the outstanding indebtedness of $1,000,000 which was incurred with the 1998 private placement and approximately $272,000 related to a note payable to a stockholder. The remaining proceeds are being used in the development of new products and upgrades, expansion of the Company's sales and marketing efforts and general working capital.

         Prior to the initial public offering of common stock the Company financed its operations primarily through cash flow from operations, private sales of its equity, private debt placements and long-term equipment financing. The Company does not have access to a line of credit. The Company's $600,000 equipment lease requires the Company to maintain cash on deposit with a bank affiliated with the lessor. The required cash balance was initially $300,000 and reduces incrementally in proportion to the reduction in the lease balance. At March 31, 1999 the principal balance of the lease was $149,000 and the required cash balance was $0.

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

         For the nine months ended March 31, 1998, operating activities provided net cash of approximately $119,000 primarily from income from operations, net of depreciation and amortization, of approximately $700,000, a decrease in refundable income tax of $132,000 and an increase in other accrued liabilities of approximately $141,000 which were offset by an increase in trade receivables of approximately $433,000, and a combined decrease in accounts payable and customer deposits of approximately $358,000. For the nine months ended March 31, 1998, financing activities used net cash of approximately $84,000 primarily from principal payments on notes payable and changes in restricted cash balance. For the nine months ended March 31, 1998 the Company's investing activities used net cash of approximately $84,000 primarily to purchase equipment.

         For the nine months ended March 31, 1999, operating activities used net cash of approximately $2,350,000 primarily from a loss from operations, net of depreciation and amortization, of approximately $1,789,000, a combined increase in trade receivables, prepaids and other assets of approximately $358,000 and a decrease in accounts payable other accrued liabilities of approximately $411,000 which were offset by a decrease in customer deposits of approximately $160,000. For the nine months ended March 31, 1999, financing activities provided net cash of approximately $3,699,000 primarily from net proceeds from the sale of the Company's common stock (approximately $4,480,000) which were offset by repayments of notes and loans payable of approximately $1,356,000. For the nine months ended March 31, 1999 the Company's investing activities used net cash of approximately $268,000 primarily to purchase equipment.

         The Company's accounts receivable balance at June 30, 1998 and March 31, 1999 was $1,224,768 and $1,419,583, respectively. Accounts receivable in the over 90-day category at June 30, 1998 was $308,292 or 25.2% of accounts receivable compared to $459,301, or 32.4% of accounts receivable at March 31, 1999. The number of days sales in accounts receivable was 43 days and 72 days, respectively, for the year ended June 30, 1998 and nine months ended March 31, 1999. The increase in accounts receivable and days sales in accounts receivable was due to granting additional credit terms to larger customers that have a strong payment history as well as granting extended payment plans to three customers that have had financial trouble. Bad debt expense as a percentage of sales for the year ended June 30, 1998 and the nine months ended March 31, 1999 was 2% and 8%, respectively. A contract dispute pertaining to a sale to one customer recorded in fiscal year 1999 has increased the allowance for potentially uncollectible accounts receivable by $200,000, which equates to 4% of the sales for the nine months ended March 31, 1999. At March 31, 1999, the Company had three customers which accounted for approximately 39.8% of the accounts receivable balance.

         At March 31, 1999 the Company had approximately $1,281,000 in cash. The Company's current business plan calls for significant expenditures of cash over the next six to twelve months in order to complete the development and marketing of certain products. To the extent the Company is unable to complete the development of these products on a timely basis or generate significant cash flow from operations, the Company will need to rely on outside financing sources for working capital. There can be no assurance that the Company will be able to obtain sources of outside financing on favorable terms, if at all. Any failure of the Company to obtain such financing if and when needed would have a material adverse affect on the Company and its ability to successfully operate.

ADDITIONAL CONSIDERATIONS AND RISK FACTORS

    NEED FOR ADDITIONAL WORKING CAPITAL. The Company's business involves the continued investment of funds towards the development of new products and modifications of existing products. The Company's current business plan calls for significant expenditures of cash over the next six to twelve months in order to complete the development of the next generation of its back office management information system to replace its current SUMMIT V product and to continue the roll-out of its NOW! product. To the extent that the Company's business plan is not implemented on a timely basis or at all and the Company is not successful in generating significant cash flow from operations in order to fund the expenses associated with the implementation of its business plan, development expenses and other operating costs, the Company will need to rely on outside financing sources for working capital. There can be no assurance that the Company will be able to obtain sources of outside financing on favorable terms, if at all, in the event that such financing is required in the future. Any failure of the Company to obtain such financing if and when needed would have a material adverse affect on the Company and its ability to successfully operate.

    HISTORY OF LOSSES. The Company and its predecessors Summit V, Inc., a Washington corporation and wholly-owned subsidiary of the Company, as well as Redwood Technology, Inc., a Washington corporation formerly known as Jenkon Data Systems, Inc. ("Redwood Technology" ), which operated certain assets of the Company prior to selling them to Summit V, Inc. in 1995, have a history of losses. The Company sustained net losses of approximately $265,000 and $1,701,000 for the fiscal years ended June 30, 1996 and 1998, respectively and a loss of $2,615,000 for the nine months ended March 31, 1999. Although the Company operated profitably in fiscal 1998, there can be no assurance that the Company will be able to operate profitably in the future.

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

    RISK OF CREDITORS CLAIMS AND SUCCESSOR LIABILITY; RISKS OF PENDING LITIGATION. In July 1995, Summit V, Inc. purchased and/or licensed substantially all of the assets, and Summit V, Inc. assumed certain contractual obligations and indebtedness from Redwood Technology, the developer of a substantial portion of the Company's SUMMIT V software technology. Because Redwood Technology may be deemed to have been rendered insolvent by the sale and license of certain of its assets to Summit V, Inc. and because of the commonality of ownership and management of Redwood Technology and Summit V, Inc. and/or because Summit V continued operating the business of Redwood Technology, the Company is or may be subject to claims by unsatisfied creditors of Redwood Technology challenging the rights of the Company to the SUMMIT V software technology or other assets acquired from Redwood Technology or alleging successor liability or other similar bases for liability. The Company believes that such claims could total as much as $100,000. There can be no assurance that claims for successor liability will not be made or that the Company's rights to the assets acquired from Redwood Technology, including the SUMMIT V software technology, will not be challenged. If any such claims or challenges are made and are successful, the Company's business and results of operations would be materially and adversely affected. Any payments made by the Company with respect to claims against Redwood Technology may benefit certain officers and directors of the Company who may be secondarily liable for such claims.

         The Company acquired from Redwood Technology a license to utilize certain Ardent Software, Inc. products which were incorporated into the Summit V software in connection with sales in certain portions of Asia, including China. The grant of the license by Unidata, Inc., a predecessor of Ardent Software, Inc., to Redwood Technology and the sublicense by Redwood Technology to Avon Products or its affiliates have been challenged in a lawsuit (the "U.S. Claim") filed in the United States District Court for the Western District of Washington at Tacoma (Case No. C96-5459FDB) by Pacific Unidata, Ltd., the Asia licensee of Unidata, Inc., as violating the terms of such licensee's agreement with Unidata. In addition, Pacifica Unidata, Ltd. brought an action (the "China Claim") against Guangzhou Avon Co., Ltd., a Chinese subsidiary of Avon Products ("Avon China"), in the Guangdong Province Supreme People's Court (the "Chinese Court") seeking damages against Avon China for infringement of Pacific Unidata, Ltd.'s copyright and exclusive rights to certain Unidata software in China. In June 1998, the Chinese Court awarded damages in favor of Pacific Unidata, Ltd. in an amount of approximately US $12 million plus costs. Avon China has informed the Company that it has appealed the ruling and has indicated an intention to seek indemnification against Redwood Technology and the Company in the event it is unsuccessful in its appeal. Although the Company is not a party to the China Claim, if Unidata, Inc. does not indemnify Redwood Technology and the Company from damages resulting from the China Claim and the U.S. Claim and the Company is required to (i) devote significant resources to protect its interests and the interests of its sublicensees in Asia or (ii) if any sublicensee successfully seeks indemnification against Redwood Technology or the Company for damages suffered as a result of claims made by Pacific Unidata, Ltd., and the Company is required to pay such indemnification directly or as a successor to Redwood Technology, the Company's financial condition and results of operations would be materially and adversely affected.

    RISK OF ACCEPTANCE OF NEW PRODUCT. The future success and growth of the Company, if any, will depend in large part upon the success and acceptance of the Company's Internet-based product, NOW! and the ability of the Company to develop and sell a next generation back office product to replace Summit V. Although the Company has completed initial testing of the product, there can be no assurance that the NOW! product will be without defects. In addition, the Company has generated only limited sales from NOW! and there can be no assurance that the Company will be able to successfully market such product to its existing client base or to new customers. The failure of the Company to generate significant sales of the NOW! product would have a material adverse effect on the Company's prospects for future growth.

    NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE. The markets for the Company's products are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. The Company has experienced decreased demand for its SUMMIT V product, as a result of the introduction of competing products which more effectively embody these new technologies. The Company's future success will depend upon its ability to enhance its current products and develop and successfully introduce and sell new products that keep pace with technological developments and respond to evolving end-user requirements. Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could damage the Company's competitive position in the marketplace and reduce revenues. The Company may need to increase the size of its product development staff in the near term to meet these challenges. There can be no assurance that the Company will be successful in hiring and training adequate product development personnel to meet its needs. In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future. Any failure to successfully develop and market new products and product enhancements would have a material adverse effect on the Company's results of operations.

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

    DEPENDENCE ON SALES OF EXISTING SOFTWARE PRODUCTS. Substantially all of the Company's revenues have been derived from sales of its SUMMIT V and TOUCHTALK information systems and software and related support services. The demand for such products has decreased in recent periods due to increased competition through the introduction of new technology and products by the Company's competitors. In addition, the initial demand for the Company's NOW! product will be highly dependent on customers and companies who utilize such information systems and software. Accordingly, any event that adversely affects fees derived from the sale of such systems, such as competition from other products, significant flaws in the Company's software products or incompatibility with third party hardware or software products, negative publicity or evaluation, or obsolescence of the hardware platforms or software environments in which the systems run, would have a material adverse effect on the Company's results of operations. The Company's future financial performance will depend, in substantial part, on the continued development and introduction of new and enhanced versions of its management information systems and customer acceptance of such new and enhanced products.

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

    SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. Such fluctuations may be caused by many factors, including, but not limited to: the size and timing of individual orders; seasonality of revenues; lengthy sales cycle; delays in introduction of products or product enhancements by the Company or other providers of hardware, software and components for the Company's systems; competition and pricing in the software industry; market acceptance of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions by competitors; foreign currency exchange rates; mix of products sold; conditions or events in the direct sales industry; and general economic conditions. The Company does not typically maintain a significant backlog and therefore the revenue results for each quarter depend substantially on orders received and delivered in that quarter. As a result of the relatively high revenue amount per order and relatively low unit volume, any lost or delayed sales will have a disproportionately greater effect on the Company's revenues and quarterly results relative to companies that have higher unit sales volumes and less revenue associated with each sale. The Company's sales cycle is typically three to nine months from the time initial sales contact is made with a qualified prospect, making the timing of the Company's license fees difficult to predict and the Company's quarterly results difficult to forecast. The Company's expense levels are based in part on its forecasts of future revenues. Accordingly, since the majority of the Company's expenses are fixed in nature, the Company would not be able to quickly curtail expenses in response to a decline in revenues, and operating results for a given quarter would be adversely affected. As a result, revenues for any quarter are subject to significant variation and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. To the extent that the Company's Common Stock is publicly traded, fluctuations in operating results may also result in volatility in the market price of the Company's Common Stock.

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

    INTERNATIONAL OPERATIONS AND RISK OF INTERNATIONAL SALES. The Company derived approximately 1.9% and 7.3% of its total revenues from its United Kingdom operations for the nine months ended March 31, 1999 and 1998, respectively. International business is subject to various risks common to international activities, including exposure to currency fluctuations, political and economic instability, the greater difficulty of administering business abroad, and the need to comply with a wide variety of foreign import and United States export laws and regulatory requirements. The Company does not currently engage in foreign currency hedging transactions. Any significant adverse change in the international business climate could have a material adverse effect on the Company, its financial condition and results of operations.

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

         Of the $4,480,000 in net offering proceeds to the Company, approximately $1.3 million was used for the repayment of indebtedness, approximately $2,000,000 was used for general working capital (including $91,000 for payments under a Non-Compete/Consulting Agreement with Dan Jensen, a director and stockholder of the Company, and $50,000 for the purchase of certain software products from an affiliate of Dan Jensen), $500,000 for product development, $250,000 for sales and marketing, The remaining approximately $430,000 of the offering proceeds has not yet been applied and is being held in a short-term interest bearing account for the Company.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         Effective April 8, 1999, John Tefft resigned from the Company's Board of Directors in order to devote his full time and energy to the formation of a new consulting company. In addition, effective May 17, 1999, Steve McKeag resigned as the Company's Chief Financial Officer in order to pursue other business opportunities. David Edwards will serve as the Company's Interim Chief Financial Officer until such time as a new Chief Financial Officer has been named.

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

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed in the last quarter of the period covered by this Report.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JENKON INTERNATIONAL, INC.



Date: May 17, 1998                       /s/ STEVE MCKEAG
                                         --------------------------------------
                                         Chief Financial Officer and Principal
                                         Accounting Officer