Form 10KSB40
period 1999-06-30
JENKON INTERNATIONAL INC
filed 1999-10-13
CIK 1019654

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NO. 000-24637

                           JENKON INTERNATIONAL, INC.

                 (Name of Small Business Issuer in its Charter)

                 DELAWARE                                     91-1890338

State or other jurisdiction of incorporation or organization     I.R.S. Employer
Identification Number

7600 N.E. 41ST STREET, SUITE 350, VANCOUVER, WASHINGTON            98662

              Address of principal executive office           Zip Code

ISSUER'S TELEPHONE NUMBER: (360) 256-4400

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                         COMMON STOCK, $0.001 PAR VALUE

                                (Title of Class)

                           --------------------------

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. /X/

The Company's revenues for Fiscal Year ended June 30, 1999 were $6,500,045.

As of October 1, 1999, 4,459,970 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest sale price on the Nasdaq Small Cap Market on September 15, 1999) held by non-affiliates (2,828,376 shares) was $5,855,940.

Transitional Small Business Disclosure Format (check one):  Yes ___ No  X

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

    Jenkon International, Inc. ("Jenkon" or the "Company") is a leading developer of specialized software solutions for network marketing and other companies involved in the direct sales industry. The Company's management information systems, including its proprietary Summit V-Registered Trademark-management information system software, have been installed in over 150 direct sales companies in over 25 countries throughout the world.

    Jenkon's product line includes SUMMIT V, NOW!-REGISTERED TRADEMARK-, TOUCHTALK and JOL. NOW!, Jenkon's scaleable Internet-based product, allows home-based direct sales personnel to communicate with the company they represent as well as the ability to quickly obtain, view and analyze many types of information over the Internet, including order status, personal and group sales, commissions and other data. JOL (Jenkon-On-Line) provides an outsourcing solution for existing and start-up companies who want to reduce operational overhead by giving them access to Jenkon's premier compensation software system. This service allows companies to manage their direct sales network without significant staffing and hardware expenses. Integrated with Jenkon's NOW! product, JOL provides 24-hour e-commerce, order entry and sales information to the corporate client's sales organization.

    The Company's primary focus over the past four years has been the development and sale of its SUMMIT V management information system software package, sales of which have been the primary source of the Company's business. AS A RESULT OF INCREASED COMPETITIVE PRESSURES, THE COMPANY HAS EXPERIENCED A DETERIORATION IN SALES OF THE CURRENT GENERATION OF SUMMIT V SOFTWARE AND HAS ACCELERATED THE DEVELOPMENT OF ITS NEXT GENERATION MANAGEMENT INFORMATION SYSTEM. SUCH DECREASE IN SALES AND INCREASED DEVELOPMENT COSTS HAVE RESULTED IN NEGATIVE CASH FLOW AND A LACK OF CASH RESOURCES THAT HAS CAUSED THE COMPANY'S INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS TO ISSUE AN EXPLANATORY PARAGRAPH IN THEIR OPINION WHICH EXPRESSES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. Jenkon International, Inc., is a Delaware corporation that is a holding company for the business of the Company. The founders of the Company began operations in 1982 and incorporated Jenkon International, Inc., a Washington corporation ("Jenkon Washington"), on December 23, 1988. The Company subsequently reincorporated in the State of Delaware effective July 1, 1996 and Jenkon Washington became a wholly-owned subsidiary of Jenkon Delaware.

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

    Direct sales companies benefit by being able to operate a low overhead, high sales volume business with less staff, premises and marketing costs. Home-based direct sales personnel benefit by being able to build an ongoing business with little or no inventory, minimal start-up costs and expanded income through team-building. Although many home-based direct sales personnel are able to generate a full-time income from their marketing activities, the vast majority are part-time marketers who use their energy and contacts to build a second income to supplement their primary source of income.

    The Company markets its products to three broad categories of companies in the direct sales industry:

    TRADITIONAL DIRECT SALES COMPANIES. Their prime focus is to make retail sales on a one-to-one basis. Avon Products is an example of a traditional direct sales company.

    PARTY PLAN COMPANIES. These companies depend on sales "parties" where guests are invited to a home setting by a "host" or "hostess." The "host" or "hostess" is then given an opportunity to demonstrate the Company's products and take orders from customers. Companies in this group, such as Tupperware, accounted for over 26% of direct sales industry sales in the U.S. in 1998.

    NETWORK MARKETING COMPANIES. This industry sector thrives on the team-building element of sales whereby each home-based direct sales person can build his/her own sales group and derive income from the cumulative sales of the group in addition to their individual earnings from retail sales. Herbalife and Amway are examples of network marketing companies.

BUSINESS STRATEGY

    The Company's business objective is to take advantage of the continued growth in the direct sales industry and expand its position as a leading provider of specialized software to such industry. In order to achieve this goal, the Company's strategy includes the following elements:

           INCREASE MARKET PENETRATION OF CORE PRODUCTS. The Company believes that its current base of direct sales company clients represents only a small portion of the total number of direct sales companies that are potential users of SUMMIT V and the Company's other core products. The Company will attempt to increase the market penetration of SUMMIT V through more aggressive marketing and promotional efforts and by continuing to modify and improve SUMMIT V and other products to meet the changing needs of direct sales company clients. The Company is currently developing the next generation of its management information software system that the Company expects will include multi-platform database support, an e-commerce enabled server, support for existing communications standards, and other advanced features. In addition, the Company is in the process of creating an application program interface that would enable the NOW! product to be used by direct sales companies and their home-based personnel regardless of whether the company in question utilizes the SUMMIT V system or any other software products of the Company.

           LEVERAGE EXISTING CUSTOMER BASE TO INCREASE REVENUES. The Company believes that its relationships with its corporate direct sales clients provide an opportunity for the Company to generate revenues from the cross-selling and marketing of additional products and services by the Company and others to the home-based personnel of its direct sales clients.

           EXPAND GEOGRAPHIC MARKET PENETRATION. The Company believes that international markets provide significant opportunity for the Company to increase sales of its products. Given the rapid growth of the direct sales industry throughout the world, and especially in the countries of the Pacific Rim, Southeast Asia and Latin America, the Company intends to expand its geographic presence by expanding the focus of its sales efforts to these expanding international markets as well as the U.S. market.

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

    Given the Company's current financial condition, no assurance can be given that the Company will have sufficient capital resources to continue its existing operations, to implement its business plan, complete the development of its next generation of management information software, or achieve any of its other business objectives. See "Additional Considerations and Risk Factors."

PRODUCTS AND SERVICES

    SUMMIT V. SUMMIT V is a management information system for direct sales companies that is designed to provide such companies easy access to the information necessary for the successful operation and management of their business.

    The range of information SUMMIT V can generate for clients includes:

           Operational information such as sales order processing, sales organization tracking and maintenance, commission processing, credit card checking, inventory control

           Management information such as activity analysis and growth analysis

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

    As a result of increased competitive pressures, the Company has experienced a deterioration in sales of the current generation of Summit V software and has accelerated the development of its next generation management information system. Development of the next generation system incorporates the latest technologies and industry "best practices." The Company projects that the next generation system will increase Jenkon's share of the entire market, and better facilitate servicing the international direct selling community.

    NOW! NOW! is a Windows-based software program that together with Jenkon's SUMMIT V management information system provides home-based direct sales personnel with immediate access to the real-time sales information they need to manage their business over the Internet.

    Utilizing the power of the Internet NOW! provides home-based direct sales personnel with the ability to:

           View their entire downline organizations and analyze critical downline performance information such as personal sales volumes, group sales volumes, and new recruits

           Place and view the status of orders online without assistance from corporate personnel

           View current inventory information

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

    NOW! has been developed to address the varying information needs and levels of sophistication among computer users. For novice computer users NOW! Online is simply an interactive Internet WEB system that allows access to all necessary sales information online using standard WEB browser software. NOW! Online is also compatible with Microsoft's WEB TV to provide easy Internet access to valuable sales information using the home television. For the more technically proficient home-based direct sales personnel the NOW! CD-ROM is available which includes a Personal Information Manager (PIM) and the ability to download information from the Internet onto a personal computer to assist in the creation of personalized management reports.

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

    JOL. JOL (Jenkon-On-Line) is an outsourcing solution for existing and start-up companies who want to reduce operational overhead by utilizing the SUMMIT V system via the Internet. This web hosting service allows companies to manage their direct sales network without significant staffing and hardware expenses. Integrated with Jenkon's NOW! product, JOL provides 24-hour e-commerce, order entry and sales information to the corporate client's sales organization.

OTHER SERVICES

    CUSTOM PROGRAMMING. The unique compensation programs of direct sales companies of various kinds have established the need for the Company to customize SUMMIT V for its customers, which provides an additional source of potential revenue for the Company. In addition, due to the changing nature of compensation plans, the international and organization-by-organization differences between direct sales companies are expected to increase the need for customization. Moreover, because it is customary in the direct sales industry for clients to regularly revise their compensation plans and structures in order to provide incentives to sale personnel, the Company generates additional revenue for customizations and modifications even after the initial installation of the product has been completed.

    ANNUAL SUPPORT AGREEMENTS. In order for clients to have access to Jenkon's support services, it is necessary for the client to purchase an Annual Support Agreement. Such support agreements typically provide for annual fees equal to 18% of the cost of the system. There are many benefits for the customer to do this, including 24 hour-7 days a week support, and reduced rates for services.

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

    FOURTH GENERATION LANGUAGE. Today, software engineers often use computers to design and build programs much like a word processor creates a publication quality document. Programmers now show the computer what they want by "painting" input screens and reports on their workstations, then ask the computer to create the actual programs. This method of software development creates a much more reliable and consistently coded package which is later easier and less expensive to support. The Fourth Generation Language which does this is called System Builder Plus ("SB+"). SUMMIT V was created with SB+, which is owned by Ardent Software, Inc.

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

    INTERNET TECHNOLOGY. The NOW! technology provides for multiple heterogeneous devices to connect simultaneously and in parallel via the Internet. Utilizing the industry standard Internet TCP/IP (Transmission Control Protocol/Internet Protocol) through an extended HTML (HyperText Markup Language), a connection by browsers, web pages, CD-ROMS, or any other "Internet aware" device can be achieved.

    The NOW! system is completely proprietary as it requires an interface with SUMMIT V to be fully functional with real-time information. This interface is an Application Programming Interface (API) which provides significant time and cost savings by enabling the reuse of a reliable software interface each time a new customer or product is connected to SUMMIT V. The API technology is used both internally, to interface new features developed by Jenkon, as well as being positioned as a development kit which may be purchased by customers for their own integration into the otherwise proprietary environment.

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

    Although no customer accounted for more than 10% of the Company's net sales during fiscal 1998, two customers accounted for approximately 25% of the Company's net sales for the fiscal year ended June 30, 1999. Similar or greater concentration of its net sales among a limited number of customers may occur in the future. In such event, any material decrease in net sales to any one of the Company's largest customers that is not matched by corresponding increases in net sales to new or existing customers could have a material adverse effect on the Company's financial condition and results of operations and could affect its economic viability. There can be no assurance that the Company will receive orders from any existing customers or from new customers.

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

    The Company sells its products and services to the customer by its direct sales force based in the United States. Due to the global nature of the Company's clients, extensive travel is often necessary in order to negotiate and conclude sales. On-site visits will often entail a preliminary "site-study" to clearly identify the type of system needed for the prospect, and a technician will accompany the salesperson if required.

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

COMPETITION

    The software industry is highly competitive and is characterized by rapid technological change, rapidly changing customer preferences and little or no barriers to entry. There are several businesses, many of which are better capitalized than the Company, currently offering software similar in type or scope to the Company's. The Company believes that the primary competitive factors for the provision of its software are price, technical expertise and quality, ease of use, variety of value-added services, reliability and security, customer support and geographic coverage. The Company's success will depend heavily upon its ability to provide high quality software and value-added services. Other factors that will affect the Company's success in this market include the Company's continued ability to attract additional experienced marketing, sales, and management talent, and the expansion of worldwide support, training and service capabilities.

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

EMPLOYEES

    As of June 30, 1999, the Company has approximately 64 employees in Vancouver, Washington, all of which were full-time employees. None of the employees are represented by a labor union, and the Company considers its relations with employees to be good.

RESEARCH AND DEVELOPMENT

    Since the beginning of the fiscal year ended June 30, 1998, the Company's research and development activities have primarily focused on the development of its SUMMIT V, TOUCHTALK, NOW!, and JOL products as well as the next generation management information system. The Company's research and development expenses for particular periods consist of all costs incurred on projects for which technological feasibility has not yet been attained. In accordance with Statement of Financial Accounting Standards No. 86, the Company determines technological feasibility based upon the completion of a detailed program design or working model, after which time all software production expenses for a particular project are capitalized. For the years ended June 30, 1998 and 1999 the product research, development and enhancement expenses were $772,962 and $938,575, respectively.

INTELLECTUAL PROPERTY

    The Company relies on a combination of trade secrets laws and contractual restrictions to establish and protect its technology. Although the Company has registered trademarks for certain products, it is in the process of registering certain trademarks on other property. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, there can be no assurance that licenses for any intellectual property that may be required for the Company to provide services or develop products would be available on reasonable terms, if at all.

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

    The Company owns federally registered trademarks on the "Summit V," "NOW!" and "TouchTalk" product names as well as for "Jenkon." The Company believes that its trademarks are of great value, providing the customer with an assurance that the product being purchased is high quality. The Company has filed a federal trademark registration for the product name "JOL." There can be no assurance that tradename protection can be obtained for this name. Although the Company does not believe that its products or tradenames infringe upon the proprietary rights of any third parties and no third parties have asserted trademark, patent, or copyright infringement or other similar claims against the Company, there can be no assurance that third parties will not assert such claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to sell product in the United States or abroad. Such a judgment could have a material adverse effect on the Company's business, financial condition or results of operations.

    The laws of certain foreign countries where the Company distributes or intends to distribute its products do not effectively protect technology, trademarks or tradenames that the Company uses in its business and considers proprietary. The Company has not undertaken to investigate such laws or to assure that available protection is obtained.

POTENTIAL BUSINESS ACQUISITION

    On August 25, 1999, the Company entered into a non-binding letter of intent (the "Letter of Intent") to acquire Multimedia KID--Intelligence in Education Ltd., ("MMKid") an Israeli-based interactive educational company.

    If the transaction contemplated by the Letter of Intent (the "Transaction") is consummated, of which there can be no assurance, the Company will issue to MMKid stockholders an aggregate of (i) 840,000 shares of Common Stock, (ii) 1,208,000 shares of a newly-created Series B Redeemable Preferred Stock and
(iii) 1,208,000 shares of Series C Redeemable Preferred Stock. The Series B and Series C Preferred Stock which has no voting or conversion rights unless and until the stockholders of the Company have approved the grant of voting rights to such shares will be convertible into an aggregate of 24,160,000 shares of the Company's Common Stock. Upon such stockholders approval, the Series B and Series C Preferred Stock will have voting rights on an as-converted basis and will be convertible into Common Stock once certain agreed-to revenue targets for MMKid have been achieved. Assuming all shares of Series B and Series C Preferred Stock are converted into Common Stock, former stockholders of MMKid would hold approximately 83% of Jenkon's fully-diluted Common Stock.

    In the event that Jenkon stockholder approval of the grant of voting rights to the Series B and Series C Preferred Stock is not obtained on or prior to February 28, 2000, the shares of Series B and Series C

Preferred Stock will be redeemable at the option of the holders thereof at a price of $10 per share for a total redemption price of $24,160,000.

    Upon consummation of the Transaction, the Company has agreed to promptly file a registration statement with respect to not less than 6,600,000 shares of Common Stock underlying the Preferred Stock issued to the former MMKid stockholders. In addition, the Company will grant the former MMKid stockholders piggyback and demand registration rights with respect to Common Stock underlying the Preferred Stock that is not registered as described above.

    Completion of the Transaction is contingent upon the signing of a definitive agreement, the completion of a private placement of convertible notes resulting in net proceeds to the Company of at least $4,000,000, and other customary terms and conditions. If the Transaction is completed as contemplated by the Letter of Intent, the notes will be converted into Common Stock at a rate of $1.25 and the Company will receive an additional $4,000,000 in private placement equity financing, $2,000,000 of which will be allocated to the Company's existing business and completion of the development of the next generation product. There can be no assurance that a financing transaction can be completed on a timely basis or on terms that are favorable to the Company. In the event that such financing is not completed on a timely basis, it is unlikely that the Company will have sufficient capital resources to continue its existing operations, to implement its business plan, complete the development of its next generation of management information software, or achieve any of its other business objectives. See "Additional Considerations and Risk Factors."

    In connection with the proposed acquisition, the Company is in the process of completing a $4,500,000 private placement of up to $4,500,000 in convertible promissory notes. The notes will accrue interest at 12% per annum. Upon shareholder approval on or before February 28, 2000, the notes will be convertible into common shares of the Company at a conversion price of $1.25 per share.

ADDITIONAL CONSIDERATIONS AND RISK FACTORS

    SUBSTANTIAL DOUBTS REGARDING COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. As a result of increased competitive pressures, the Company has experienced a deterioration in sales of the current generation of Summit V software and has accelerated the development of its next generation management information system. SUCH DECREASE IN SALES AND INCREASED DEVELOPMENT COSTS HAVE RESULTED IN NEGATIVE CASH FLOW AND A LACK OF CASH RESOURCES THAT HAS CAUSED THE COMPANY'S INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS TO ISSUE AN EXPLANATORY PARAGRAPH IN THEIR OPINION WHICH EXPRESSES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. In August 1999, the Company signed a letter of intent to acquire MMKid, an Israeli-based interactive educational software company. The terms of the proposed transaction include the issuance of 840,000 common shares of Jenkon and 2,416,000 shares of redeemable preferred stock which will be convertible into an aggregate of 24,160,000 common shares of Jenkon, in exchange for 100% of the outstanding securities of MMKid. The acquisition is contingent upon the signing of a definitive acquisition agreement, the completion of a private placement of at least $4,000,000 in convertible debt, and other customary terms and conditions. Any failure of the Company to complete the acquisition and financing would have a material adverse affect on the Company and its ability to successfully operate.

    NEED FOR ADDITIONAL CAPITAL. The Company's business involves the continued investment of funds towards the development of new products and modifications of existing products. The Company's current business plan calls for significant expenditures of cash over the next six to twelve months in order to complete the development of the next generation of its back office management information system to replace its current Summit V product. To the extent that the Company continues to be unsuccessful in generating significant cash flow from operations in order to fund such development expenses and other operating costs, the Company will need to rely on outside financing sources for working capital. Moreover, because MMKid is in the early stages of its development and will require significant capital to implement its business plan, even if the Company completes the $4,000,000 in financing that is a condition to closing the MMKid Transaction and the notes issued in such financing are converted into Common Stock, the Company may require additional capital in order to operate its business. The Company currently has no bank line of credit and there can be no assurance that the Company will be able to obtain sources of outside financing on favorable terms, if at all, in the event that such financing is required in the future. To the extent that the Company's operations do not generate positive working capital or enable it to secure adequate outside financing, the Company's business would be materially and adversely affected.

    HISTORY OF LOSSES. The Company and its predecessors Summit V, Inc., a Washington corporation and wholly-owned subsidiary of the Company, as well as Redwood Technology, Inc., a Washington corporation formerly known as Jenkon Data Systems, Inc. ("Redwood Technology"), which operated certain assets of the Company prior to selling them to Summit V, Inc. in 1995, have a history of losses. The Company sustained net losses of approximately $265,000, $1,701,000, and $3,307,000 for the fiscal years ended June 30, 1996, 1997 and 1999, respectively. There can be no assurance that the Company will be able to operate profitably in the future.

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

    MMKID HAS A HISTORY OF LOSSES AND HAS LIMITED REVENUES AND CAPITAL RESOURCES. MMKid has not operated profitable and, based on financial statement prepared in accordance with generally accepted accounting principles in Israel that were provided to the Company by MMKid, has experienced losses of approximately $50,000 and $72,000 for the fiscal years ended December 31, 1997 and 1998, respectively. Moreover, MMKid's revenues from sales of products, services and marketing rights were only approximately $714,000 and $1,500,000 over the same periods. Additionally, based on unaudited financial statements for the six month period ended June 30, 1999, which were prepared in accordance with generally accepted accounting principles in Israel, MMKid has a net loss of approximately $170,000 and revenues of $748,000 for such six month period. In the event that the acquisition of MMKid is completed there can be no assurance that MMKid will ever be able to generate significant revenues or profits from operations.

    RISK OF CREDITORS CLAIMS AND SUCCESSOR LIABILITY; RISKS OF PENDING LITIGATION. In July 1995, Summit V, Inc. purchased and/or licensed substantially all of the assets, and Summit V, Inc. assumed certain contractual obligations and indebtedness from Redwood Technology, the developer of a substantial portion of the Company's SUMMIT V software technology. Because Redwood Technology may be deemed to have been rendered insolvent by the sale and license of certain of its assets to Summit V, Inc. and because of the commonality of ownership and management of Redwood Technology and Summit V, Inc. and/or because Summit V continued operating the business of Redwood Technology, the Company is or may be subject to claims by unsatisfied creditors of Redwood Technology challenging the rights of the Company to the SUMMIT V software technology or other assets acquired from Redwood Technology or alleging successor liability or other similar bases for liability. The Company believes that such claims could total as much as $120,000. There can be no assurance that claims for successor liability will not be made or that the Company's rights to the assets acquired from Redwood Technology, including the SUMMIT V software technology, will not be challenged. If any such claims or challenges are made and are successful, the Company's business and results of operations would be materially and adversely affected. Any payments made by the Company with respect to claims against Redwood Technology may benefit certain officers and directors of the Company who may be secondarily liable for such claims.

    The Company acquired from Redwood Technology a license to utilize certain Ardent Software, Inc. products which were incorporated into the SUMMIT V software in connection with sales in certain portions of Asia, including China. The grant of the license by Unidata, Inc., a predecessor of Ardent Software, Inc., to Redwood Technology and the sublicense by Redwood Technology to Avon Products or its affiliates have been challenged in a lawsuit (the "U.S. Claim") filed in the United States District Court for the Western District of Washington at Tacoma (Case No. C96-5459FDB) by Pacific Unidata, Ltd., the Asia licensee of Unidata, Inc., as violating the terms of such licensee's agreement with Unidata. In addition, Pacific Unidata, Ltd. brought an action (the "China Claim") against Guangzhou Avon Co., Ltd., a Chinese subsidiary of Avon Products ("Avon China"), in the Guangdong Province Supreme People's Court (the "Chinese Court") seeking damages against Avon China for infringement of Pacific Unidata, Ltd.'s copyright and exclusive rights to certain Unidata software in China. In June 1998, the Chinese Court awarded damages in favor of Pacific Unidata, Ltd. in an amount of approximately US$12 million plus costs. Avon China has informed the Company that it intends to appeal the ruling and has indicated an intention to seek indemnification against Redwood Technology and the Company in the event it is unsuccessful in its appeal. Although the Company is not a party to the China Claim, if Unidata, Inc. does not indemnify Redwood Technology and the Company from damages resulting from the China Claim and the U.S. Claim and the Company is required to (i) devote significant resources to protect its interests and the interests of its sublicensees in Asia or (ii) if any sublicensee successfully seeks indemnification against Redwood Technology or the Company for damages suffered as a result of claims made by Pacific Unidata, Ltd. and the Company is required to pay such indemnification directly or as a successor to Redwood Technology, the Company's financial condition and results of operations could be materially adversely affected.

    RISK OF ACCEPTANCE OF NEW PRODUCT. The future success and growth of the Company, if any, will depend in large part upon the ability of the Company to develop and sell a next generation back office product to replace Summit V. The Company has experienced a significant deterioration in its revenues as a result of the obsolescence of the Summit V product. Even if development is completed, there can be no assurance that the next generation back office product will be accepted by its existing or new customers. The failure of the Company to complete the development of its next generation back office product would have a material adverse effect on the Company's prospects for future growth.

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

    DEPENDENCE ON SALES OF EXISTING SOFTWARE PRODUCTS. Substantially all of the Company's revenues have been derived from sales of its SUMMIT V information system, customizations, and related support services. The demand for the product has decreased in recent periods due to increased competition through the introduction of new technology and product by the Company's competitors. In addition, the initial demand for the Company's NOW! product did not meet expectations. Future demand of the NOW! product will be highly dependent on customers and companies who utilize such information systems and software. Accordingly, any event that adversely affects fees derived from the sale of such systems, such as competition from other products, significant flaws in the Company's software products or incompatibility with third party hardware or software products, negative publicity or evaluation, or obsolescence of the hardware platforms or software environments in which the systems run, would have a material adverse effect on the Company's results of operations. The Company's future financial performance will depend, in substantial part, on the continued development and introduction of new and enhanced versions of its management information systems and customer acceptance of such new and enhanced products.

    COMPETITION. The software industry is highly competitive and is characterized by rapid technological change, rapidly changing customer preferences and little or no barriers to entry. There are several businesses, some of which may be better capitalized than the Company currently offering software similar in type or scope to the Company's products. The Company believes that the primary competitive factors for the provision of its software are price, technical expertise and quality, ease of use, variety of value-added services, reliability and security, customer support and geographic coverage. The Company's success will depend heavily upon its ability to provide high quality software and value-added services. Other factors that will affect the Company's success in this market include the Company's continued ability to attract additional experienced marketing, sales, and management talent, and the expansion of worldwide support, training and service capabilities. The Company's current and prospective competitors generally consist of other independent software providers such as Globenet and 20/21 Interactive. Some or all of the Company's actual and potential competitors may have greater market presence, engineering, customer support and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than can the Company.

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

    SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. Such fluctuations may be caused by many factors, including, but not limited to: the size and timing of individual orders; seasonality of revenues; lengthy sales cycle; delays in introduction of products or product enhancements by the Company or other providers of hardware, software and components for the Company's systems; competition and pricing in the software industry; market acceptance of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions by competitors; foreign currency exchange rates; mix of products sold; conditions or events in the direct sales industry; and general economic conditions. The Company does not typically maintain a significant backlog and therefore the revenue results for each quarter depend substantially on orders received and delivered in that quarter. As a result of the relatively high revenue amount per order and relatively low unit volume, any lost or delayed sales will have a disproportionately greater effect on the Company's revenues and quarterly results relative to companies that have higher unit sales volumes and less revenue associated with each sale. The Company's sales cycle is typically three to nine months from the time initial sales contact is made with a qualified prospect, making the timing of the Company's license fees difficult to predict and the Company's quarterly results difficult to forecast. The Company's expense levels are based in part on its forecasts of future revenues. Accordingly, since the majority of the Company's expenses are relatively fixed in nature, the Company would not be able to quickly curtail expenses in response to a decline in revenues, and operating results for a given quarter would be adversely affected. As a result, revenues for any quarter are subject to significant variation and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. To the extent that the Company's Common Stock is publicly traded, fluctuations in operating results may also result in volatility in the market price of the Company's Common Stock.

    DEPENDENCE ON DIRECT SALES INDUSTRY; LEGISLATIVE RISKS. The Company's business depends substantially upon the capital expenditures of direct sales companies, which in part depends upon the demand for such companies products. A recession, new laws or regulations of the activities of direct sales companies, or other adverse event affecting the direct sales industry in the United States, the United Kingdom, Asia or other markets served by the Company could affect such demand, forcing companies in the Company's targeted markets to curtail or postpone capital expenditures on business information systems. Any such change in the amount or timing of capital expenditures in its targeted markets would have a material adverse effect on the Company's financial condition and results of operations. The Peoples Republic of China has enacted laws restricting the ability of multi-level marketing companies to operate in China. To date, the Company has not derived significant revenues from The Peoples Republic of China. Accordingly, the Company does not believe that such laws will adversely affect the Company's current operations or financial condition. However, similar restrictions, if adopted by other countries, could have a materially adverse effect on the Company's business, results of operations and prospects.

    MANAGEMENT OF GROWTH. Management believes that the Company's existing internal controls are sufficient for the current size and level of operations; however, to manage its growth effectively, the Company will be required to continue to implement and improve its operating and financial systems and to expand, train and manage its employee base. There can be no assurance that the management skills and systems currently in place will be adequate if the Company grows. In addition, although no acquisitions of companies or products are currently being negotiated, the Company may make acquisitions in the future. The Company's management has only limited experience with acquisitions, which involve numerous risks, including difficulties in the assimilation of acquired operations and products, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired companies.

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

    POSSIBLE ADVERSE IMPACT ON MARKET PRICE OF FUTURE SALES OF RESTRICTED SHARES. Sales of a substantial number of shares of Common Stock into the public market in the future could materially adversely affect the prevailing market price for the Common Stock. As of June 30, 1999, the Company has outstanding an aggregate of 4,253,515 shares of Common Stock of which approximately 2,750,000 are "restricted securities" (the "Restricted Shares") pursuant to Rule 144 promulgated under the Securities Act. Beginning on the expiration of applicable lock-up agreements (a substantial majority of which expire in August 1999), the Restricted Shares subject to such lock-up agreements will become eligible for sale in the public market pursuant to Rule 144, some of which will be not be subject to the volume limitations and other restrictions under Rule 144. In addition, in connection with the proposed acquisition of MMKid, the Company will issue approximately 25,000,000 shares of Common Stock (or securities convertible into Common Stock), a portion of which will be registered for resale and a portion of which will become eligible for resale pursuant to Rule 144 one year following the date of issuance. Such a large "over-hang" of stock eligible for sale in the public market may have the effect of (i) depressing the price of the Company's Common Stock, and (ii) making it difficult or impossible for the Company to obtain additional debt or equity financing.

    THE COMPANY MAY NOT BE ABLE TO MAINTAIN ITS NASDAQ LISTING; RISK OF LOW-PRICED SECURITIES. The Company's Common Stock is currently listed for trading on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's Common Stock must continue to be registered under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company must continue to have net tangible assets of at least $2,000,000, a public float of at least 500,000 shares with a market value of at least $1,000,000, at least 300 stockholders, a minimum bid price of $1.00 per share and at least two market makers. While the Company has satisfied these maintenance standards to date, there is no assurance that the Company will be able to maintain the standards for Nasdaq SmallCap Market inclusion with respect to its Common Stock. If the Company fails to maintain Nasdaq SmallCap Market listing, the market value of the Common Stock likely would decline and stockholders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

    The Company leases approximately 17,000 square feet of space in the Vancouver, Washington area.

ITEM 3. LEGAL PROCEEDINGS

    The Company acquired from Redwood Technology a license to utilize certain Ardent Software, Inc. products which were incorporated into the SUMMIT V software in connection with sales in certain portions of Asia, including China. The grant of the license by Unidata, Inc., a predecessor of Ardent Software, Inc., to Redwood Technology and the sublicense by Redwood Technology to Avon Products or its affiliates have been challenged in a lawsuit (the "U.S. Claim") filed in the United States District Court for the Western District of Washington at Tacoma (Case No. C96-5459FDB) by Pacific Unidata, Ltd., the Asia licensee of Unidata, Inc., as violating the terms of such licensee's agreement with Unidata. In addition, Pacific Unidata, Ltd. brought an action (the "China Claim") against Guangzhou Avon Co., Ltd., a Chinese subsidiary of Avon Products ("Avon China"), in the Guangdong Province Supreme People's Court (the "Chinese Court") seeking damages against Avon China for infringement of Pacific Unidata, Ltd.'s copyright and exclusive rights to certain Unidata software in China. In June 1998, the Chinese Court awarded damages in favor of Pacific Unidata, Ltd. in an amount of approximately US$12 million plus costs. Avon China has informed the Company that it intends to appeal the ruling and has indicated an intention to seek indemnification against Redwood Technology and the Company in the event it is unsuccessful in its appeal. Although the Company is not a party to the China Claim, if Unidata, Inc. does not indemnify Redwood Technology and the Company from damages resulting from the China Claim and the U.S. Claim and the Company is required to (i) devote significant resources to protect its interests and the interests of its sublicensees in Asia or (ii) if any sublicensee successfully seeks indemnification against Redwood Technology or the Company for damages suffered as a result of claims made by Pacific Unidata, Ltd. and the Company is required to pay such indemnification directly or as a successor to Redwood Technology, the Company's financial condition and results of operations could be materially adversely affected.

    In July 1995, Summit V, Inc. purchased and/or licensed substantially all of the assets and assumed certain liabilities of Redwood Technology, the developer of certain of the Company's software technology. Because Redwood Technology may be deemed to have been rendered insolvent by the sale and license of certain of its assets to Summit V, Inc. and because of the commonality of ownership and management of Redwood Technology and Summit V, Inc., the Company is or may be subject to claims by unsatisfied creditors of Redwood Technology challenging the Company's rights to the acquired assets (including the SUMMIT V software technology) or alleging successor liability or other similar claims. Whether or not litigation ensues, such claims could result in a disruption of the Company's business which would have a material adverse effect on the Company and its financial performance. In June 1998, the Company settled a claim for the unpaid portion of payroll taxes of Redwood Technology in exchange for a payment by the Company of $135,000. The Company may elect or be required to settle other obligations of Redwood Technology. In the event that the Company were required to pay all or a significant portion of the claims of creditors of Redwood Technology, the Company's business and financial conditions and its ability to achieve its business plan could be materially and adversely affected.

    In the ordinary course of business, the Company is subject to various legal proceedings and claims. In the opinion of management, the amount of ultimate liability with respect to these proceedings will not materially affect the financial position, results of operations or cash flow of the Company.

    See also "Additional Considerations and Risk Factors--Risk of Creditors Claims and Successor Liability; Risks of Pending Litigation" in Part I, Item 1 of this Form 10-KSB.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Quotation of the Company's Common Stock, $0.001 par value, commenced on The Nasdaq Small Cap Market on August 11, 1998 under the symbol "JNKN." The last reported sale price per share of the Common Stock of the Company as reported on the Nasdaq Small Cap Market on September 15, 1999 was $1.75. As of September 15, 1999, there were approximately 53 record holders, excluding stock held in street name, of the Company's Common Stock.

    Following are the high and low closing prices for the Company's Common Stock of the fiscal year ended June 30, 1999:

                                                                                         HIGH        LOW
                                                                                       ---------  ---------
First Quarter (from August 14, 1998).................................................  $   6.250  $   4.250
Second Quarter.......................................................................      5.000      3.375
Third Quarter........................................................................      4.000      1.188
Fourth Quarter.......................................................................      3.250      1.188

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

GENERAL

    The Company develops, markets, implements and supports specialized software solutions for network marketing and other companies involved in the direct sales industry. The Company primarily sells and implements its business information systems directly. The Company services its clients from its office in the United States. Substantially all of the Company's revenues are generated from the sale of its systems, which usually consist of proprietary and third-party software licenses, implementation and software support services, third-party hardware and maintenance contracts. The Company's proprietary software licenses are sold on a packaged or individual module basis, and the license fee is determined in part by the number of modules and concurrent system users. Maintenance fees are based on a percentage of software license fees and are billed on a monthly basis.

    Revenues from software licenses are recognized in accordance with the criteria set forth in Statement of Position 97-2, "Software Revenue Recognition," (SOP 97-2). In accordance with SOP 97-2, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the system is functionable, the fee is fixed or determinable and collectibility is probable. Fees associated with multiple element contracts are allocated to the various elements based on vendor-specific objective evidence of fair value. Revenue allocated to a specific element is recognized when the basic revenue recognition criteria above are met for that element. Customization and training revenue is recognized as revenue as the services are performed. If sufficient vendor-specific evidence does not exist to allocate revenue to the elements, all revenue from the arrangement generally will be deferred until such evidence does exist or until all elements have been delivered. Software support service revenues are recognized in the period in which the services are performed. Revenues from maintenance contracts are recognized ratably over the period of the contract.

    Research and development expenses consist primarily of compensation and consulting expenses and related equipment and licenses. Under FAS 86, such costs are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. Capitalized costs are amortized over the economical life of the product.

    The Company and its predecessors, Summit V, Inc., a Washington corporation and wholly-owned subsidiary of the Company, as well as Redwood Technology, which operated certain assets of the Company prior to selling them to Summit V, Inc. in 1995, have a history of losses. The Company sustained net losses of $265,000, $1,701,000, and $3,307,000 for the years ended June 30, 1996 1997, and 1999, respectively.

    Although no customer accounted for more than 10% of the Company's net sales during fiscal 1998, two customers accounted for more than 10% of the Company's net sales during fiscal 1999. Net sales to the two customers accounted for approximately 11% and 14%, respectively. Similar or greater concentration of its net sales among a limited number of customers may continue in the future. Any material decrease in net sales to any one of the Company's largest customers that is not matched by corresponding increases in net sales to new or existing customers could have a material adverse effect on the Company's financial condition and results of operations and could threaten its economic viability. There can be no assurance that the Company will receive orders from any existing customers or from new customers.

    The Company derived approximately 7.4% and 1.5% of its total revenue from its United Kingdom operations during 1998 and 1999, respectively. The Company plans to close the United Kingdom operating unit during fiscal 2000. International business is subject to various risks common to international activities, including currency fluctuations. Revenues and expenses of the Company's United Kingdom operations are translated at the average exchange rate in effect during the period. Translation adjustments are reported as a separate component of stockholders' equity (deficit). The Company does not currently engage in currency hedging transactions.

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

    The Company is or may be subject to claims of unsatisfied creditors of Redwood Technologies, Inc. alleging successor liability or other similar basis for liability. As of June 30, 1999 the Company estimated and recorded a liability for such claims of approximately $120,000. In June 1998, the Company settled certain claims by the Internal Revenue Service against Redwood Technology for $135,000.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

    REVENUES: Total revenues decreased 31.1% to $6,500,000 for 1999 from $9,437,000 for 1998. The decrease was primarily attributable to decreases in revenues from software licenses and operations revenue.

    As a result of increased competitive pressures, the Company has accelerated the development of its next generation management information system. The Company has incurred and will continue to incur significant losses during the next three to six months due primarily to decreased demand for its existing products, as well as the costs associated with the development of the new product and delays in revenue recognition for sales of existing products that are linked to or contingent upon delivery of the new management information system. Such revenues would be recognized at such time as the Company has completed its obligations under any such sales contracts.

    SOFTWARE LICENSE REVENUES: Software license revenues decreased 38.1% to $2,257,000 for 1999 from $3,649,000 for 1998. The decrease in software license revenues was due to a decrease in system sales and additional modules sold to new and existing clients. Additionally, during 1999 the Company deferred software license revenue that was linked to or contingent upon delivery of the new management information system.

    EQUIPMENT, SOFTWARE AND SUPPLIES REVENUES: Equipment, software and supplies revenues increased 29.3% to $1,081,000 for 1999 from $836,000 for 1998. The increase is attributable to an increase in the number of third party software licenses sold to new and existing clients, slightly offset by a decrease in sales of computer hardware. The Company has significantly reduced its emphasis on selling computer hardware over the past two fiscal years and makes exceptions only when margins on the overall contract are acceptable.

    SUPPORT AND OPERATIONS REVENUE: Support and operations revenue decreased 36.2% to $3,162,000 for 1999 from $4,952,000 for 1998. The decrease is attributable to a loss of revenue associated with the closing of the United Kingdom office and a significant decrease in revenue recognized from custom programming jobs.

    COST OF REVENUES: Total cost of revenues increased 8.7% to $3,500,000 for 1999 from $3,219,000 for 1998. The increase is primarily attributable to an increase in support and operations costs. As a percentage of revenues, cost of revenues increased to 53.8% for 1999 from 34.1% for 1998 primarily due to a significant decrease in revenues.

    COST OF SOFTWARE LICENSES: The cost of software licenses consists primarily of amortization of capitalized development costs and the cost of supplies that are included with the Company's systems that are provided by third-party suppliers. The cost of software licenses decreased 10.8% to $165,000 for 1999 from $185,000 for 1998 as a result of a decrease in additional modules sold.

    COST OF EQUIPMENT, SOFTWARE AND SUPPLIES: The cost of equipment, software and supplies consists primarily of the cost of third-party software, hardware and related peripheral equipment purchased by the Company from various suppliers for resale as part of the Company's turnkey systems. These costs increased by 12.7% to $558,000 for 1999 from $495,000 for the same period in 1998. The increase was due to an increase in third-party software licenses sold which was offset by a decrease in the amount of third-party hardware sales.

    COST OF SUPPORT AND OPERATIONS: The cost of support and operations consists primarily of personnel costs, travel and materials associated with providing implementation, education and training, consulting and technical services. These costs increased 9.4% to $2,777,000 for 1999 from $2,538,000 for 1998. The increase is attributable to a general increase in wages and the movement of certain NOW! programmers from research and development to operations upon completion of the NOW! product.

    GROSS PROFIT: Gross profit decreased by 51.8% to $3,000,000 for 1999 from $6,219,000 for 1998. Overall gross profit as a percentage of total revenues decreased to 46.2% for 1999 from 65.9% for 1998, primarily a result of the significant decrease in customization revenue and the associated decrease in the gross profit on software support and maintenance. Gross profit on the Company's software license revenues is significantly higher than on revenues from equipment, services and maintenance. Gross profit on software licenses remained constant from 1998 to 1999 at 94.9% and 92.7%, respectively. The increase in equipment gross profit to 48.4% for 1999 from 40.8% for 1998 was primarily due to an increase in the sale of third-party software and a decrease is third-party hardware. Gross profit on third-party software is much higher than on hardware. Gross profit on software support services and maintenance decreased to 12.2% for fiscal 1999 from 48.7% for 1998 due mainly to the significant decrease in customization revenue coupled with relatively fixed labor costs.

    SELLING AND MARKETING EXPENSES: Selling and marketing expenses increased 43.5% to $1,327,000 for 1999 from $925,000 for 1998. The increase primarily relates to a restructuring of employee responsibilities into the sales role as well as marketing efforts related to the NOW! product.

    RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses increased 21.4% to $939,000 for the year ended June 30, 1999 from $773,000 for 1998. The increase in research and development expenses relates primarily to the accelerated development of the next generation of software products.

    GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased 9.5% to $3,497,000 for 1999 from $3,864,000 for 1998. The decrease was due primarily to a decrease in expense related to highly compensated employees and support personnel.

    INTEREST EXPENSE: Interest expense increased 179.8% to $559,000 for 1999 from $200,000 for 1998. The increase relates primarily to the non-cash amortization of the original issue discount on the June 1997 bridge loan. The loan was paid in full on August 14, 1998.

BACKLOG

    The Company does not typically maintain a significant backlog and therefore revenues for each quarter depend substantially on orders received and delivered in that quarter. The average price of the Company's systems sold during the fiscal year ended June 30, 1999 was approximately $75,000 to $115,000. As a result of the relatively high revenue amount per order and relatively low unit volume, any lost or delayed sales will have a disproportionately greater effect on the Company's revenues and quarterly results relative to companies that have higher unit sales volumes and less revenue associated with each sale. The Company's sales cycle is typically three to six months from the time initial sales contact is made with a qualified prospect, making the timing of the Company's license fees difficult to predict and the Company's quarterly results difficult to forecast. The Company's expense levels are based in part on its forecast of future revenues. Accordingly, since the majority of the Company's expenses are fixed in nature, the Company would not be able to quickly curtail expenses in response to a decline in revenues, and operating results for a given quarter would be adversely affected. As a result, revenues for any quarter are subject to significant variation and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be profitable on a quarter-to-quarter or year-to-year basis.

LIQUIDITY AND CAPITAL RESOURCES

    In August 1998, the Company completed an initial public offering of 1,500,000 shares of common stock, of which 1,210,000 shares were sold by the Company and 290,000 shares were sold by selling shareholders. Net proceeds to the Company were approximately $4,480,000 after deducting all offering-related expenses of $1,570,000. The Company used a portion of the proceeds to repay the outstanding indebtedness of $1,000,000 which was incurred with the 1998 private placement and approximately $272,000 related to a note payable to a stockholder. The remaining proceeds were used for product development and upgrades, expansion of the Company's sales and marketing efforts and general working capital.

    Prior to the initial public offering of common stock the Company financed its operations primarily through cash flow from operations, private sales of its equity, private debt placements and log-term equipment financing. The Company does not have access to a line of credit.

    The Company has employment agreements with two of its executive officers as well as a Consulting and Non-Competition Agreement with a director and former officer of the Company. In general, assuming the remaining agreements are not terminated such agreements provide for total payments of not less than $1,113,000 through the end of the fiscal year ending June 30, 2002, including approximately $33,000 per month during the fiscal year ended June 30, 2000.

    For the year ended June 30, 1999, operating activities used net cash of $2,753,000, attributable to a net loss of $2,440,000, net of depreciation and amortization of $867,000, an increase in trade receivables and prepaids of $51,000, net of the provision for doubtful accounts of $394,000, and an increase in accounts payable and other accrued liabilities of $531,000, offset by an increase in deferred revenue of $283,000. During 1999, investing activities used net cash of $389,000, primarily due to the acquisition of property and equipment. Financing activities provided net cash of $3,644,000 during the year ended June 30, 1999 resulting from net proceeds from the sale of the Company's common stock of $4,480,000 which were offset by repayments of notes and loans payable of $1,410,000.

    For the year ended June 30, 1998, operating activities used net cash of $62,000 primarily attributable to the increase in trade receivables of $496,000, an increase in other assets of $97,000, a decrease in accounts payable of $128,000 and a combined decrease in customer deposits and other accrued liabilities of $514,000. This was partially offset by net income of $478,000, and an increase in refundable income taxes of $131,000. In fiscal 1998 the Company's investing activities used net cash of $331,000 primarily to purchase property and equipment. During 1998, financing activities provided net cash of $461,000 primarily from the net proceeds from the sale of the promissory notes and warrants of $1,000,000 and a decrease in restricted cash of $100,000 which were offset by repayment of notes payable $264,000 and prepaid offering costs of $374,000.

    The Company's accounts receivable balances at June 30, 1998 and 1999 were $1,225,000 and $1,398,000, respectively. Accounts receivable in the over 90-day category at June 30, 1998 was $308,000, or 25.0% of accounts receivable, compared to $628,000, or 44.9% of accounts receivable, at June 30, 1999. The number of days sales in accounts receivable was 42 days and 74 days, respectively, for the years ended June 30, 1998 and 1999. The increase in accounts receivable and days sales in accounts receivable from June 30, 1998 to June 30, 1999 was due to granting additional credit terms to larger customers that have a strong payment history and extended payment plans to new clients with strong growth potential. Bad debt expense as a percentage of sales for the period ended June 30, 1998 and 1999 was 1.8% and 6.1%, respectively. As a result, the allowance for doubtful accounts increased from $146,000 at June 30, 1998 to $356,000 at June 30, 1999, an increase of $210,000.

    The Company had two customers which accounted for approximately 37.5% of the accounts receivable at June 30, 1999.

    The Company has experienced a significant decrease in operating funds as a result of increased competitive pressure and the accelerated development of the next generation management information system. DUE TO THE COMPANY'S NEGATIVE CASH FLOWS AND LACK OF CASH RESOURCES, THE COMPANY'S INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE ISSUED AN EXPLANATORY PARAGRAPH IN THEIR OPINION WHICH EXPRESSES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. In August 1999, the Company signed a letter of intent to acquire Multimedia K.I.D. LTD., an Israeli-based interactive educational software company. The terms of the proposed transaction include the issuance of 840,000 common shares of Jenkon and 2,416,000 shares of redeemable preferred stock which will be convertible into an aggregate of 24,160,000 common shares of Jenkon, in exchange for 100% of the outstanding securities of Multimedia. The acquisition is contingent upon, among other things, the completion of a $4,000,000 private placement of convertible promissory notes, the signing of a definitive acquisition agreement and other customary terms and conditions. The notes will accrue interest at 12% per annum. Upon shareholder approval on or before February 28, 2000, the notes will be convertible into common shares of the Company at a conversion price of $1.25 per share.

    Based on the Company's current and expected financial position and operating results, management believes that the funds provided from the private placement in addition to operating cash flows will be sufficient to meet its financial needs over the next twelve months. However, there is no assurance that the Company will be able to complete the private placement.

YEAR 2000

    Like many other companies, Jenkon is subject to risks from the Year 2000 computer issue. The Year 2000 issue exists because many computer programs use two digit rather than four digit date fields to define the applicable year. As a result, computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production delays, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Incomplete or untimely resolution of the Year 2000 issue by the Company or critically important suppliers or customers of the Company could have a materially adverse effect on the Company's business, financial condition, or results of operations. The Company has undertaken various initiatives intended to ensure that its computer systems, software and other operational equipment will function properly with respect to dates in the Year 2000 and thereafter.

    The Company is in the process of completing what it believes is a reasonable and thorough review of Year 2000 issues on its operations, liquidity and financial condition. The review includes identifying the related issues and risks that could have a material effect on the Company. To date, no significant issues have been identified with respect to the Company's systems. Identified issues or reasonably foreseeable circumstances are not expected to have a material affect on the Company's systems or operations.

    The Company has been surveying its major vendors to assess any potential impact on its operations caused by key third parties. The process includes obtaining information as to their efforts associated with Year 2000 compliance. To date, no significant compliance issues have been identified with these third parties. The Company plans to continue to update and evaluate compliance issues with key third parties through 1999.

    The Company currently estimates that the cost of its Year 2000 assessment, remediation and testing efforts, as well as current anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $50,000. Any such expenditures will be funded from operating cash flows. This estimate is subject to change as additional information is obtained in connection with the Company's assessment of the Year 2000 issue. The Company has incurred minimal costs to date directly related to its Year 2000 assessment, remediation, and testing efforts.

    The Company presently believes that Year 2000 issues will not pose significant problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's business, financial condition or results of operations, or adversely affect the Company's relationships with customers, venders and others. Additionally, there can be no assurance that the Year 2000 issues of other entities, such as one or more of the Company's critical customers or suppliers, will not have a material adverse impact on the Company's systems or its business, financial condition or results of operations. Potential infrastructure failures, such as disruptions in the supply of power, water, transportation, communications services, or if major institutions, such as the government, foreign or domestic banking systems, are unable to continue to provide their services or support resulting in a disruption in services or support to the Company, the Company may be unable to operate for the duration of the disruption. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999. The costs of the Company's Year 2000 assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are forward-looking statements that are based upon management's best estimates.

EURO CURRENCY CONVERSION

    European Union ("EU") finance members have approved 11 of the 15 EU member states for participation in an economic and monetary union. On January 1, 1999, the Euro was adopted as the national currency of the participating countries--Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Portugal and Spain. Initially, the Euro will be used for non-cash transactions. Currency of the participating member states ("legacy currencies") will remain legal tender until January 1, 2002. On this date, Euro-denominated bills and coins will be issued for use in cash transactions.

    The introduction of the Euro is a significant event with potential implications for the Company's existing customers within countries participating in the European Monetary Union. As such, the Company has committed resources to conduct risk assessments and to take corrective actions, where required, to ensure that it, and its products are prepared for the introduction of the Euro. The Summit V system currently supports multiple currencies and the Company continues development of Euro specific requirements. Development updates are communicated to upper management on a regular basis.

    The Company has not experienced any significant operational disruptions to date and does not currently expect the continued implementation of the Euro to cause any significant operational disruptions. Additionally, the Company has not incurred and does not expect to incur any significant costs from the continued implementation of the Euro, including any currency risk, which could materially affect the Company's liquidity or capital resources.

NEW ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income in the statements of operations. Comprehensive income is comprised of net income and all changes to stockholders' equity (deficit) except those due to investments by owners and distributors to owners.

    Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company adopted SFAS No. 131 during the year ended June 30, 1999 and it had no impact on the Company's financial position or results of operations.

    Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company's adoption of SFAS 132 did not have an impact on the financial position or results of operations.

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) issued by the FASB is effective for financial statements beginning after June 15, 1999. The new statement requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company does not expect adoption of SFAS No. 133 to have an effect on its financial position, or results of operations and any effect will be limited to the form and content of its disclosures.

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

ITEM 7.  FINANCIAL STATEMENTS

    See the Consolidated Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-21.

ITEM 8. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    The current directors and executive officers of the Company are as follows:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
David Edwards........................................          47   Chief Executive Officer, interim Chief Financial
                                                                    Officer and Chairman of the Board
Robert Cavitt........................................          36   President
Fred Magnotta........................................          34   Vice President, Research and Development
Bob Melander.........................................          49   Vice President, Business Applications
Dan Jensen...........................................          45   Director
Philip Luizzo (1)....................................          34   Director
Joe Albanese (1).....................................          65   Director

------------------------

(1) Appointed as a director in August 1999.

    DAVID EDWARDS is a founder of the Company and has served as the President, Chief Executive Officer and as a director of the Company since its inception and as Chairman of the Board of Directors since November 1997. Prior to founding the Company, Mr. Edwards served as the Chief Executive Officer of Redwood Technology, the previous owner of certain of the Company's current assets, from 1991 through 1995.

    ROBERT CAVITT joined the Company when it commenced operations in July 1995 and was named President effective September 1999. Previously, he served as Executive Vice President of Sales and was appointed as a director of the Company upon completion of the Company's initial public offering in August 1998. From 1988 to 1995, Mr. Cavitt worked for Redwood Technology in sales and operations. He has over 11 years of industry experience in sales and implementation of corporate operating and information systems.

    FRED MAGNOTTA is the newest member of Jenkon's management team, having joined the Company in April 1999 from Platinum Software. His strength in technological design and development has enabled Jenkon to progress rapidly into developing the next generation of software. From March 1997 to April 1999, Mr. Magnotta managed the development of a customer service and sales force suite of applications at Platinum Software. He worked with the development of the Encarta and Bookshelf products while at Microsoft Corporation from January 1995 to April 1997. Prior to Microsoft, Mr. Magnotta worked at Safeco Life Annuities as a Senior Systems Analyst.

    BOB MELANDER joined the Company in August 1995. Prior to his current position as Vice President Business Applications, he worked as a Programmer/Analyst, Product Development Manager, and Director of Customer Service for the Company. Mr. Melander was directly responsible for the design of the third and fourth versions of the Company's Summit V product. Mr. Melander worked as a Senior Systems Analyst at ADP Dealer Services prior to August 1995.

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

    PHILIP LUIZZO was appointed as a board member in August 1999. Mr. Luizzo is the founder and President of Accufacts Pre-Employment Screening, Inc., a firm specialized in retrieving background and pre-employment screening information. Prior to forming Accufacts in 1994, Mr. Luizzo was Vice President of Marketing at General Modernizing in New York.

    JOSEPH ALBANESE was appointed as a board member in August 1999. Mr Albanese has been an attorney specializing in commercial and real estate law since 1969. Prior to his law career, Mr. Albanese was a nuclear physicist at Sperry Gyroscope Company.

BOARD OF DIRECTORS AND COMMITTEES

    Members of the Company's Board of Directors serve until the next annual meeting of stockholders and the election and qualification of their successors. The business of the Company's Board of Directors is conducted through full meetings of the Board, as well as through meetings of its committees. The Company has established an audit committee, a majority of the members of which are independent directors. The Audit Committee will make recommendations to the Board of Directors regarding the selection of the Company's independent auditors, review the results and scope of the audit and other services provided by the Company's independent auditors, and reviews and evaluates the Company's audit and control functions.

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth information concerning compensation of the Chief Executive Officer and each other executive officer who received annual compensation in excess of $100,000 for the fiscal year ended June 30, 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                                             LONG-TERM
                                                                                                           COMPENSATION
                                                                               ANNUAL COMPENSATION         -------------
                                                                        ---------------------------------     SHARES
                                                 FISCAL                                   ALL OTHER         UNDERLYING
NAME AND PRINCIPAL POSITION                      YEAR(1)      SALARY      BONUS        COMPENSATION(2)        OPTIONS
---------------------------------------------  -----------  ----------  ----------  ---------------------  -------------
David Edwards ...............................        1999   $  200,000  $      -0-               --(2)             -0-
  Chief Executive Officer,                           1998      165,000         -0-               --(2)             -0-
  interim Chief Financial Officer                    1997      165,000         -0-               --(2)             -0-
  and Chairman

Dan Jensen ..................................        1999          -0-         -0-               --(2)             -0-
  Director(3)                                        1998      165,000         -0-               --(2)             -0-
                                                     1997      165,000         -0-               --(2)             -0-

Robert Cavitt ...............................        1999      193,507(4)        -0-              --(2)            -0-
  President                                          1998      153,620(4)        -0-              --(2)         39,113
                                                     1997      143,777(4)        -0-              --(2)        195,567

Steve McKeag ................................        1999      135,000     215,000               --(2)             -0-
  Former Chief Financial                             1998      135,000     100,000               --(2)             -0-
  Officer(5)

Greg Fink ...................................        1999      136,309(4)        -0-              --(2)            -0-
  Former Senior Vice                                 1998      142,453(4)        -0-              --(2)            -0-
  President of Sales(6)

Jim Thompson ................................        1999      150,000         -0-               --(2)             -0-
  Former Chief Technical                             1998      125,000         -0-               --(2)             -0-
  Officer(7)

------------------------

(1) Pursuant to applicable rules of the Securities and Exchange Commission, information with respect to compensation paid in fiscal 1998 is only provided for those executive officers with respect to which such compensation information was required to be provided in previous Company filings. However, except as disclosed in the Summary Compensation Table, no executive officer of the Company was paid more than $100,000 in salary and bonus in fiscal 1999.

(2) Perquisites and other personal benefits did not in the aggregate reach the lesser of $50,000 or 10% of the total annual salary and bonus reported in this table for any named executive officer.

(3) Mr. Jensen served as the Company's Chairman of the Board during the fiscal year ended June 30, 1997 and served as an officer of the Company in such capacity. As described in "Management-- Employment and Consulting Agreements" below, Mr. Jensen resigned as the Company's Chairman of the Board in November 1997.

(4) Includes base salary and commission earned during the fiscal year in question.

(5) Mr. McKeag resigned as an officer of the Company in May 1999.

(6) Mr. Fink resigned as an officer of the Company in March 1999.

(7) Mr. Thompson resigned as an officer of the Company in August 1999.

OPTION GRANTS DURING FISCAL 1999

    The following table sets forth information on grants of stock options pursuant to Jenkon International, Inc. Stock Option Plan during the fiscal year ended June 30, 1999, to the officers identified in the Summary Compensation Table who were granted options in fiscal 1999:

                       OPTION GRANTS IN FISCAL YEAR 1999

                                                                                % OF TOTAL
                                                                                  OPTIONS
                                                                                GRANTED TO
                                                                    OPTIONS      EMPLOYEES     EXERCISE
NAME                                                                GRANTED     IN 1999(1)       PRICE     EXPIRATION DATE
----------------------------------------------------------------  -----------  -------------  -----------  ---------------
Robert Cavitt...................................................      39,113(2)        27.0%   $   1.125     June 19, 2009

------------------------

(1) The number of shares of Company's Common Stock covered by the options granted to the named individuals during the last completed fiscal year of the Company equals the percentage set forth below of the total number of shares of the Company's common stock covered by all options granted by the Company to employees of the Company during such year.

(2) The amounts in the table represent shares of the Company's Common Stock covered by stock options granted to the named individual under the Jenkon International, Inc. Stock Option Plan. The listed options became exercisable as of the grant date of June 19, 1999.

OPTION EXERCISES IN FISCAL 1999 AND YEAR-END OPTION VALUES

    The following table sets forth information concerning stock options which were exercised during, or held at the end of, fiscal 1999 by the officers named in the Summary Compensation Table:

                   OPTION EXERCISES AND YEAR-END VALUE TABLE

                                                                                                       VALUE OF UNEXERCISED
                                                                       NUMBER OF UNEXERCISED           IN-THE-MONEY OPTIONS
                                         SHARES                      OPTIONS AT FISCAL YEAR END       AT FISCAL YEAR END(1)
                                        ACQUIRED         VALUE     ------------------------------  ----------------------------
NAME                                   ON EXERCISE     REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
-----------------------------------  ---------------  -----------  -----------  -----------------  -----------  ---------------
David Edwards......................           -0-      $     -0-          -0-             -0-       $     -0-      $     -0-
Dan Jensen.........................           -0-            -0-          -0-             -0-             -0-            -0-
Robert Cavitt......................           -0-            -0-      234,680             -0-          24,446            -0-
Steve McKeag.......................           -0-            -0-      156,454(2)           -0-        272,230            -0-
Jim Thompson.......................           -0-            -0-       97,783             -0-             -0-            -0-

------------------------

(1) Common Stock valued at $1.75 per share.

(2) Excludes warrants to purchase up to 16,590 shares of Common Stock at a price of $2.6845 granted to Mr. McKeag in connection with services rendered to The Boston Group, L.P. prior to his employment by the Company.

EMPLOYMENT AND CONSULTING AGREEMENTS

    In August 1998, the Company entered into four-year employment agreements with each of Messrs. Edwards and Cavitt, which provide for annual base salaries of $200,000 and $90,000, respectively, subject to annual 5% cost of living increases. Mr. Cavitt's employment agreement provides for a performance bonus based on the volume of sales generated by Mr. Cavitt. In addition, each of Messrs. Edwards and Cavitt will be entitled to discretionary bonuses at the election of the Board of Directors as well as other benefits and perquisites, including a minimum of four weeks annual vacation, and health, group life and disability insurance. In the event the Company terminates the employment of any of these executive officers without "cause" as defined in their respective employment agreements, the Company will be required to make a severance payment equal to one year's base salary with respect to Mr. Edwards and $200,000 with respect to Mr. Cavitt. Each of these employment agreements contains non-competition covenants.

    In November 1997, Dan Jensen resigned as Chairman of the Board of the Company but agreed to remain as a director of the Company. Effective July 1, 1998 Mr. Jensen and the Company entered into a Consulting and Non-Competition Agreement pursuant to which Mr. Jensen agreed to provide certain consulting services to the Company and agreed to certain three year covenants regarding future competition with the Company in exchange for the following payments and benefits: (i) $30,000 on signing, (ii) $50,000 within three business days following completion of the Company's initial public offering, (iii) $75,000 on or before July 31, 2001, (iv) $12,000 per month from August 1, 1998 through January 31, 1999, (v) $8,000 per month from February 1, 1999 through January 31, 2000, (vi) $4,000 per month from February 1, 2000 through July 31, 2001, and
(vii) reimbursement and payment of certain automobile, insurance, phone, and other expenses as well as an agreement by Jenkon to assume certain personal guarantees of Mr. Jensen.

    With respect to any covenants not to compete contained in the agreements described above, there can be no assurance that, if challenged, a state court would elect to enforce such provisions in full, if at all.

COMPENSATION OF BOARD OF DIRECTORS

    Beginning September 1998, the Company began paying fees to its non-employee directors for serving on the Board of Directors and for their attendance at Board and committee meetings. The fee paid to each non-employee director is $1,000 per board meeting attended, plus expenses of attending such meetings.

    In addition, the Company intends to grant each independent non-employee director an option to purchase an aggregate of 15,000 shares of Common Stock upon appointment of such director. The exercise price of any options granted to independent non-employee directors shall be the fair market value of a share of Common Stock on the date of grant. Each such option shall become exercisable as to one-third of the shares on the third monthly anniversary of the grant date, one-third on the first yearly anniversary of the grant date, and the remaining one-third on the second yearly anniversary of the grant date. The options will expire on the earlier of ten years from the date of grant or three months after the optionee ceases to be a director of the Company.

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

    TERM, AMENDMENT AND TERMINATION. The Plan will terminate on October 6, 2006, except with respect to Options then outstanding. The Board of Directors of the Company may amend or terminate the Plan at any time, except that the Board of Directors may not, without approval of the stockholders of the Company, make any amendments that would (1) increase the total number of shares available for issuance (except as permitted by the Plan to reflect changes in capital structure), (2) materially change the eligibility requirements, or (3) materially increase the benefits accruing to participants under the Plan.

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

    GRANT OF OPTION. As of June 30, 1999, the Company had options outstanding to purchase a total of 633,923 shares of Common Stock to certain employees of the Company, including executive officers of the Company, at an exercise price equal to the fair market value per share of the Company's Common Stock at the time of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    If the acquisition of MMKid is consummated, the Company will issue to MMKid stockholders 840,000 common shares of Jenkon and 2,416,000 shares of redeemable preferred stock which will be convertible into an aggregate of 24,160,000 common shares of Jenkon, in exchange for 100% of the outstanding securities of Multimedia. The acquisition is contingent upon the signing of a definitive acquisition agreement and other customary terms and conditions. Assuming all shares of Redeemable Preferred Stock are converted into Common Stock, former stockholders of MMKid would hold over 75% of Jenkon's fully-diluted Common Stock, assuming the sale and subsequent conversion into Common Stock of $4,000,000 in Notes issued in a private placement subsequent to June 30, 1999.

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 1, 1999, for (i) each of the Company's directors, (ii) by each of the executive officers identified in the Summary Compensation Table, (iii) all executive officers and directors of the Company as a group and (iv) each person who beneficially owns 5% or more of the outstanding shares of Common Stock. The Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

                                                                          SHARES BENEFICIALLY
                                                                               OWNED(1)
                                                                        -----------------------
                                                                         NUMBER OF      PERCENT
NAME                                                                     SHARES(1)      OWNED(3)
----------------------------------------------------------------------  -----------     -------
David Edwards(2)......................................................      815,796      18.29%
Dan Jensen(2).........................................................      778,496      17.46
Robert Cavitt.........................................................      234,680(4)    5.26
Steve McKeag..........................................................      223,044(5)    5.00
Jim Thompson..........................................................       97,783(6)    2.19
All directors and executive officers as a group (5 persons)...........    2,149,799(7)   48.20

------------------------

(1) Shares of Common Stock which the person has the right to acquire within 60 days of October 1, 1999 are deemed outstanding in calculating the percentage of ownership of the persons, but not deemed outstanding as to any other person.

(2) The business address of each of Mr. Edwards and Mr. Jensen is c/o the Company at 7600 N.E. 41st Street, Suite 350, Vancouver, Washington 98662.

(3) Percentages based on 4,459,970 shares of Common Stock outstanding as of October 1, 1999.

(4) Consists of shares issuable upon currently exercisable options to purchase an aggregate of 234,680 shares of Common Stock.

(5) Consists of (i) 156,454 shares of Common Stock issued subsequent to June 30, 1999, upon exercise of an option to purchase up to 156,454 shares, (ii) 16,590 shares of Common Stock that are issuable upon exercise of an outstanding warrant, and (iii) 50,000 shares of Common Stock issued subsequent to June 30, 1999 upon exercise of an option to purchase 50,000 shares.

(6) Consists of shares issuable upon currently exercisable options to purchase an aggregate of 97,783 shares of Common Stock.

(7) Includes currently exercisable options and warrants to acquire an aggregate of 349,053 shares of Common Stock.

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

OTHER TRANSACTIONS

    See "Management--Employment and Consulting Agreements" for a discussion of the terms of a Consulting and Non-Competition Agreement between the Company and Dan Jensen, a director and former officer of the Company.

    In August 1999, the Company signed a letter of intent to acquire Multimedia K.I.D. LTD., an Israeli-based interactive educational company that designs, manufactures and sells innovative software and activity systems for children and adults. The terms of the proposed transaction include the issuance of 840,000 common shares of Jenkon and 2,416,000 shares of redeemable preferred stock which will be convertible into an aggregate of 24,160,000 common shares of Jenkon, in exchange for 100% of the outstanding securities of Multimedia. The acquisition is contingent upon the signing of a definitive acquisition agreement and other customary terms and conditions as well as the completion of a $4,000,000 private placement of convertible promissory notes. The notes will accrue interest at 12% per annum. Upon shareholder approval on or before February 28, 2000, the notes will be convertible into common shares of the Company at a conversion price of $1.25 per share.

    At June 30, 1999 and 1998, the Company had a receivable due from an officer of approximately $117,000 and $37,000, respectively.

    In August 1998, the Company purchased software products for $50,000 from Jenetek, a company owned by a director of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
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

       4.2   Dealer Manager's Warrant Agreement, dated as of July 1, 1996 between the Company and The Boston Group,
               L.P.*

       4.3   Form of Warrant to purchase Common Stock issued in connection with the 1998 Private Placement*

       4.4   Subscription Supplement and Registration Rights Agreement with respect to 1996 private placement*

      10.1   Form of Employment Agreement of David Edwards*

      10.2   Form of Employment Agreement of Robert Cavitt*

      10.3   Consulting and Non-Competition Agreement of Dan Jensen*

      10.4   Form of Indemnification Agreement with Officers and Directors*

      10.5   Jenkon International, Inc. Stock Option Plan*

      10.6   Lease Agreement--Corporate Headquarters, Vancouver, Washington*

      10.7   Form of Software Service Agreement*

      10.8   Value Added Reseller Agreement, dated January 17, 1997, between the Company and Unidata, Inc.*

      10.9   Sublease Agreement, dated April 1, 1998, between the Company and S&P Company*

      11     Statement re: Computation of Earnings Per Common Share

      22     List of Subsidiaries*

      27     Financial Data Schedule

------------------------

* Incorporated by reference to the referenced document filed as an exhibit to the Company's Registration Statement on Form SB-2, Commission File No. 333-56023, filed on June 4, 1998, and amended on July 15, 1998 and August 3,
    1998).

    (b) Reports on Form 8-K.

       None

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 1, 1999

                                JENKON INTERNATIONAL, INC.

                                By:              /s/ DAVID EDWARDS
                                     -----------------------------------------
                                                   David Edwards
                                       CHIEF EXECUTIVE OFFICER, INTERIM CHIEF
                                      FINANCIAL OFFICER, CHAIRMAN AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             NAME                        CAPACITY                  DATE
------------------------------  --------------------------  -------------------

                                Chief Executive Officer,
      /s/ DAVID EDWARDS           Interim
------------------------------    Chief Financial Officer,  September 15, 1999
        David Edwards             Chairman and Director

        /s/ DAN JENSEN
------------------------------  Director                    September 15, 1999
          Dan Jensen

      /s/ ROBERT CAVITT
------------------------------  President                   September 15, 1999
        Robert Cavitt

     /s/ CLIFFORD DEGROOT
------------------------------  Controller (Principal       September 15, 1999
       Clifford DeGroot           Accounting Officer)

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                                    CONTENTS

Report of Independent Certified Public Accountants...................................        F-2

Consolidated Balance Sheets as of June 30, 1999 and 1998.............................        F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years
  ended June 30, 1999 and 1998.......................................................        F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June
  30, 1999 and 1998..................................................................        F-5

Consolidated Statements of Cash Flows for the years ended June 30, 1999 and 1998.....        F-6

Notes to Consolidated Financial Statements...........................................        F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Jenkon International Inc. and Subsidiaries
Vancouver, Washington

    We have audited the accompanying consolidated balance sheets of Jenkon International, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jenkon International, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the results of their consolidated operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company has a history of losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    As discussed in Note 1 to the consolidated financial statements, in 1999 the Company adopted Statement of Position 97-2, "Software Revenue Recognition".

                                          BDO Seidman, LLP

Los Angeles, CA
August 26, 1999, except for Note 13, as to which the date is September 10, 1999

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,
                                                                       --------------------
                                                                         1999       1998
                                                                       ---------  ---------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents (Note 1).................................  $ 703,043  $ 200,557
  Restricted cash (Notes 1 and 3)....................................         --    200,000
  Trade receivables, net of allowance for doubtful accounts of
    $355,800 and $146,500 (Note 1)...................................  1,042,333  1,078,268
  Prepaid and other assets (Note 6)..................................    176,276     88,998
  Refundable income taxes............................................      6,010     24,308
                                                                       ---------  ---------
Total current assets.................................................  1,927,662  1,592,131
PROPERTY AND EQUIPMENT, net (Notes 2 and 3)..........................  1,106,731  1,088,926
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of
  $555,523 and $442,278..............................................    132,215    226,486
PREPAID FUNDING AND OFFERING COSTS (Note 5)..........................         --    374,364
OTHER ASSETS.........................................................    241,980    160,537
                                                                       ---------  ---------
Total assets.........................................................  $3,408,588 $3,442,444
                                                                       ---------  ---------
                                                                       ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable...................................................  $ 424,288  $ 563,924
  Accrued vacation...................................................    166,935    152,077
  Deferred revenue...................................................    708,485    425,684
  Other accrued liabilities..........................................    152,125    543,016
  Bridge loans (Note 5)..............................................         --    591,964
  Notes payable--current portion (Note 3)............................    100,110    410,213
                                                                       ---------  ---------
Total current liabilities............................................  1,551,943  2,686,878
NOTES PAYABLE, net of current portion (Note 3).......................      6,419    106,529
                                                                       ---------  ---------
Total liabilities....................................................  1,558,362  2,793,407
                                                                       ---------  ---------
COMMITMENTS AND CONTINGENCIES (Notes 3, 6, 7, 8, and 13)
SERIES A, REDEEMABLE CONVERTIBLE PREFERRED STOCK (Note 5)
  $0.001 par value; 5,000,000 shares authorized; Series A, 1,500,000
  shares issued and outstanding as of June 30, 1998..................         --  2,310,174
STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)
  Common stock, par value $0.001; 20,000,000 shares authorized;
    4,409,970 and 1,955,674 shares issued, 4,253,515 and 1,799,220
    shares outstanding...............................................      4,410      1,956
  Additional paid-in capital.........................................  7,389,263    601,483
  Stock subscriptions receivable (Note 6)............................     (8,500)    (8,500)
  Foreign currency translation adjustment............................       (254)   (28,190)
  Accumulated deficit................................................  (5,194,693) (1,887,886)
  Treasury stock, at cost, 156,454 shares............................   (340,000)  (340,000)
                                                                       ---------  ---------
Total stockholders' equity (deficit).................................  1,850,226  (1,661,137)
                                                                       ---------  ---------
Total liabilities and stockholders' equity (deficit).................  $3,408,588 $3,442,444
                                                                       ---------  ---------
                                                                       ---------  ---------

          See accompanying notes to consolidated financial statements.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                      YEARS ENDED JUNE 30,
                                                                      ---------------------
                                                                         1999       1998
                                                                      ----------  ---------
NET SALES (Notes 1 and 9)
  Software license fees.............................................  $2,256,962  $3,649,060
  Equipment, software and supplies sales............................   1,081,230    836,156
  Support and operations revenue....................................   3,161,853  4,952,201
                                                                      ----------  ---------
Total net sales.....................................................   6,500,045  9,437,417
                                                                      ----------  ---------
COST OF REVENUES
  Cost of software license fees.....................................     165,326    185,413
  Cost of equipment, software and supplies sold (Note 10)...........     557,975    495,091
  Cost of support and operations....................................   2,776,790  2,538,076
                                                                      ----------  ---------
Total cost of revenues..............................................   3,500,091  3,218,580
                                                                      ----------  ---------
GROSS PROFIT........................................................   2,999,954  6,218,837

OPERATING EXPENSES
  Selling and marketing.............................................   1,326,523    924,654
  Product research, development and enhancements....................     938,575    772,962
  General and administration........................................   3,497,337  3,863,974
                                                                      ----------  ---------
Total operating expenses............................................   5,762,435  5,561,590
                                                                      ----------  ---------
INCOME (LOSS) FROM OPERATIONS.......................................  (2,762,481)   657,247

OTHER INCOME (EXPENSE)
  Interest expense..................................................    (559,468)  (199,925)
  Interest income...................................................      49,303     22,102
  Other income (expense)............................................     (34,161)     3,950
                                                                      ----------  ---------
INCOME (LOSS) BEFORE INCOME TAX.....................................  (3,306,807)   483,374

PROVISION FOR INCOME TAX (Note 4)...................................          --      4,900
                                                                      ----------  ---------
NET INCOME (LOSS)...................................................  $(3,306,807) $ 478,474
                                                                      ----------  ---------
                                                                      ----------  ---------
NET INCOME (LOSS) PER SHARE (Note 11)
  Basic.............................................................  $     (.83) $    0.27
  Diluted...........................................................  $     (.83) $    0.14
                                                                      ----------  ---------
                                                                      ----------  ---------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Note 11)
  Basic.............................................................   3,992,632  1,799,220
  Diluted...........................................................   3,992,632  3,392,549
                                                                      ----------  ---------
                                                                      ----------  ---------
COMPREHENSIVE INCOME (LOSS) AND ITS COMPONENTS CONSIST OF THE
  FOLLOWING:
NET INCOME (LOSS)...................................................  $(3,306,807) $ 478,474
FOREIGN CURRENCY TRANSLATION ADJUSTMENT.............................      27,936        (98)
                                                                      ----------  ---------
COMPREHENSIVE INCOME (LOSS).........................................  $(3,278,871) $ 478,376
                                                                      ----------  ---------
                                                                      ----------  ---------

          See accompanying notes to consolidated financial statements.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       YEARS ENDED JUNE 30, 1999 AND 1998

                                                                          FOREIGN
                            COMMON STOCK     ADDITIONAL      STOCK        CURRENCY                   TREASURY STOCK
                          -----------------   PAID-IN    SUBSCRIPTIONS   TRANSLATION  ACCUMULATED  ------------------
                           SHARES    AMOUNT   CAPITAL     RECEIVABLE     ADJUSTMENT     DEFICIT    SHARES    AMOUNT       TOTAL
                          ---------  ------  ----------  -------------   ----------   -----------  -------  ---------  -----------
BALANCE, JULY 1, 1997...  1,955,674  $1,956  $ 161,683      $(8,500)      $(28,092)   $(2,366,360) 156,454  $(340,000) $(2,579,313)

Issuance of warrants
  associated with a
  private placement
  (Note 5)..............         --     --     439,800           --             --            --        --         --      439,800
Increase in foreign
  currency translation
  adjustment............         --     --          --           --            (98)           --        --         --          (98)
Net income..............         --     --          --           --             --       478,474        --         --      478,474
                          ---------  ------  ----------  -------------   ----------   -----------  -------  ---------  -----------
BALANCE, JUNE 30,
  1998..................  1,955,674  1,956     601,483       (8,500)       (28,190)   (1,887,886 ) 156,454   (340,000)  (1,661,137)

Initial public offering,
  net of offering
  expenses (Note 5).....  1,210,000  1,210   4,478,850           --             --            --        --         --    4,480,060
Conversion of redeemable
  convertible preferred
  stock to common stock
  (Note 5)..............  1,244,296  1,244   2,308,930           --             --            --        --         --    2,310,174
Decrease in foreign
  currency translation
  adjustment............         --     --          --           --         27,936            --        --         --       27,936
Net loss................         --     --          --           --             --    (3,306,807 )      --         --   (3,306,807)
                          ---------  ------  ----------  -------------   ----------   -----------  -------  ---------  -----------
BALANCE, JUNE 30,
  1999..................  4,409,970  $4,410  $7,389,263     $(8,500)      $   (254)   $(5,194,693) 156,454  $(340,000) $ 1,850,226
                          ---------  ------  ----------  -------------   ----------   -----------  -------  ---------  -----------
                          ---------  ------  ----------  -------------   ----------   -----------  -------  ---------  -----------

          See accompanying notes to consolidated financial statements.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (NOTE 1)

                                                                      YEARS ENDED JUNE 30,
                                                                      ---------------------
                                                                         1999       1998
                                                                      ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).................................................  $(3,306,807) $ 478,474
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization...................................     458,749    368,509
    Amortization of original issue discount.........................     408,036     31,763
    Provision for doubtful accounts.................................     393,904    165,473
    Foreign currency translation adjustment.........................      27,936      4,216
    Loss on disposal of fixed assets................................       6,467         --
    Increase (decrease) from changes in operating assets and
      liabilities:
      Trade receivables.............................................    (357,969)  (496,232)
      Prepaid and other assets......................................     (87,278)    (5,477)
      Refundable income taxes.......................................      18,298    131,345
      Other assets..................................................     (81,443)   (97,381)
      Accounts payable..............................................    (139,636)  (128,375)
      Accrued vacation..............................................      14,858     35,905
      Deferred revenue..............................................     282,801   (495,241)
      Other accrued liabilities.....................................    (390,891)   (55,002)
                                                                      ----------  ---------
Net cash used in operating activities...............................  (2,752,975)   (62,023)
                                                                      ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment................................    (385,929)  (331,438)
  Proceeds from sale of property and equipment......................      16,152         --
  Additions to capitalized software costs...........................     (18,973)        --
                                                                      ----------  ---------
Net cash used in investing activities...............................    (388,750)  (331,438)
                                                                      ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Restricted cash...................................................     200,000    100,000
  Gross proceeds from initial public offering.......................   6,050,000         --
  Registration and financing costs..................................    (736,500)        --
  Additions to prepaid funding and offering costs...................    (459,076)  (374,364)
  Repayment of Bridge Loans.........................................  (1,000,000)        --
  Payments on notes payable.........................................    (410,213)  (264,354)
  Proceeds from private placements..................................          --  1,000,000
                                                                      ----------  ---------
Net cash provided by financing activities...........................   3,644,211    461,282
                                                                      ----------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................     502,486     67,821
CASH AND CASH EQUIVALENTS, beginning of year........................     200,557    132,736
                                                                      ----------  ---------
CASH AND CASH EQUIVALENTS, end of year..............................  $  703,043  $ 200,557
                                                                      ----------  ---------
                                                                      ----------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest........................................................  $   25,513  $ 159,495
    Income taxes....................................................  $    6,010  $   4,859
                                                                      ----------  ---------
                                                                      ----------  ---------

          See accompanying notes to consolidated financial statements.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT'S PLANS

(A) COMPANY ORGANIZATION AND NATURE OF BUSINESS

    Jenkon International, Inc. (a Delaware corporation) (Parent), through its wholly-owned subsidiaries, Jenkon International, Inc. (a Washington Corporation), Summit V, Inc. (the United States operating entity) and Jenkon International Limited (the United Kingdom operating entity), supplies software solutions to the Direct/Network Marketing industry. Jenkon International, Inc. and Subsidiaries (the "Company") has developed and markets a management information system software package called Summit V, as well as a compatible fully integrated software based voice response system called Touchtalk, that offers independent direct sales personnel the ability to access an information base of the company they represent via touch-tone telephone. The Company's product line also includes a PC-based software package called NOW! which allows direct two-way communication between Distributors and the companies that they represent via the Internet, and JOL (Jenkon-On-Line), an outsourcing solution that allows companies to manage their direct sales network without significant staffing and overhead expenses.

(B) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

    All liquid assets with an initial maturity of three months or less are considered to be cash equivalents for purposes of the statements of cash flows.

    At June 30, 1998, the Company had restricted cash held as collateral for certain capital leases of $200,000.

CONCENTRATION OF CREDIT RISK

    The Company places its cash and temporary cash investments with high credit worthy institutions. At June 30, 1998, the Company had $200,000 held as a certificate of deposit at a bank, which served as collateral for certain capital leases. At June 30, 1999 and 1998, the Company had $830,823 and $415,315 at the same bank. These balances are insured by the FDIC up to $100,000 per company.

    The Company sells its products and services primarily to customers in the Direct/Network Marketing Industry throughout the world. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required.

    At June 30, 1999 and 1998, the Company had two and three customers, respectively, which represented approximately 37.5% and 40.4% of accounts receivable (see also Note 9).

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, which ranges from 3 to 7 years.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

1. COMPANY ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT'S PLANS (CONTINUED)
    Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated life of the asset or the remaining term of the lease.

IMPAIRMENT OF LONG-LIVED ASSETS

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," established guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairments and expected losses, if any, are recorded currently.

CAPITALIZED SOFTWARE COSTS

    Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred (and recorded as "Product research, development and enhancements expense" in the consolidated statements of operations) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. Thereafter, all software production costs are capitalized and reported at the lower of unamortized cost or net realizable value until the product is available for general release to customers. Capitalized software costs are amortized based on current and future expected revenue for each product subject to an annual minimum based on straight-line amortization over the remaining estimated life of the product, not to exceed 5 years. The Company evaluates the recoverability of all capitalized software costs on a quarterly basis by comparing the net realizable value, determined pursuant to management's estimates of future product cash flows, with the unamortized capitalized software cost balance.

    For the years ended June 30, 1999 and 1998, amortization of capitalized software development costs amounted to approximately $113,000 for each period and is included in "Cost of software license fees" in the consolidated statements of operations.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of Jenkon International Limited, where the functional currency is the British pound, are translated at the current exchange rate at the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the year or period. Resulting translation adjustments are accumulated as a separate component of stockholders' equity (deficit).

    Realized gains and losses related to other foreign currency transactions are reported as income or expense in the current year. Such gains or losses were not material for the years ended June 30, 1999 and 1998.

REVENUE RECOGNITION

    The Company adopted Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2") effective July 1, 1998. In accordance with SOP 97-2, the Company recognizes revenue on sales of internally-developed software and turnkey systems when the following criteria are met; (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and the system is functionable, (iii) the fee is fixed or determinable and (iv) collectibility is probable. Also in accordance with SOP 97-2, the Company allocates the fee of a multiple element contract to the various elements based on vendor-specific objective

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

1. COMPANY ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT'S PLANS (CONTINUED) evidence of fair value. Revenue allocated to a specific element is recognized when the basic revenue recognition criteria above are met for that element. If sufficient vendor-specific objective evidence for all elements does not exist to allocate revenue to the elements, all revenue from the arrangement generally would be deferred until such evidence does exist or until all elements have been delivered. Revenues related to installation of systems requiring substantial future performance by the Company are recognized using the percentage-of-completion method based on meeting key milestone events over the terms of the contract. Customization and training revenue is recognized as revenue as the services are performed. Future sales of the Company's existing products may be contingent upon delivery of the future software products. This would defer a portion or all of the revenue, until the Company has delivered all elements of the sales contract. The adoption of SOP 97-2 during the year resulted in deferred revenue of $231,430 at June 30, 1999.

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

DISCOUNTS, RETURNS AND EXCHANGES

    Discounts are determined at the time the contract is signed. Any cost associated with returns and exchanges are insignificant and are recorded as incurred. The Company provides no warranties which are not supported by third-party contracts or software support contracts. Discounts are applied against the appropriate revenue account.

DEFERRED REVENUE

    Deferred revenue is recorded when either (i) a portion or the entire contract amount cannot be recognized as revenue due to lack of sufficient vendor-specific objective evidence of fair value, (ii) a sale of the Company's products is contingent upon delivery of future software products, or (iii) customer deposits are received in advance for software license fees, equipment or services. Such amounts are included in the consolidated balance sheets under the caption "Deferred revenue," and are recognized as revenue in accordance with the Company's revenue recognition policies.

FEDERAL INCOME TAXES

    Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is recognized, when it is more likely than not that some portion or all of the deferred tax asset will not be

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

1. COMPANY ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT'S PLANS (CONTINUED) realized. State income taxes are not significant as the Company operates primarily in the State of Washington, where corporate income tax is not assessed.

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

EMPLOYEE STOCK COMPENSATION

    The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as of January 1, 1996, which establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. In accordance with SFAS No. 123, the Company has chosen to continue to account for stock-based employee compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

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

EARNINGS (LOSS) PER SHARE

    The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS No. 128) during 1998. SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share is computed based on the same shares plus the potential shares issuable upon assumed exercise of outstanding stock options or other security contracts. During the year ended June 30, 1999, these dilutive securities were not included in the loss per share, as inclusion would reduce the loss per share.

NEW ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME

    During the year ended June 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130) issued by the FASB, which is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income in the

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

1. COMPANY ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT'S PLANS (CONTINUED) consolidated statements of operations. Comprehensive income is comprised of net income and all changes to stockholders' equity (deficit) except those due to investments by owners and distributions to owners.

SEGMENT INFORMATION

    Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. This Statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company adopted SFAS No. 131 during the year ended June 30, 1999 and it had no impact on the Company's financial position or results of operations and cash flows.

PENSIONS AND POSTRETIREMENT BENEFITS

    Statement of Financial Accounting Standards No. 132 (SFAS No. 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Adoption of SFAS No. 132 did not have an impact on its financial position or results of operations and cash flows.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company does not expect adoption of SFAS No. 133 to have an effect on its financial position, or results of operations and any effect will be limited to the form and content of its disclosures.

(C) GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of its losses during the year ended June 30, 1999 and due to negative cash flows from the Company's operations. The Company's continued existence is

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

1. COMPANY ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT'S PLANS (CONTINUED)

dependent upon its ability to raise substantial capital, to increase sales, to significantly improve operations, and ultimately become profitable.

    The Company believes that future investments and certain sales-related efforts will provide sufficient cash flow for it to continue as a going concern in its present form (see Note 13). However, there can be no assurance that the Company will achieve such results. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

2. PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows:

                                                             JUNE 30,
                                                       --------------------
                                                         1999       1998
                                                       ---------  ---------
Furniture and fixtures...............................  $ 137,532  $ 133,046
Computer systems and related equipment...............  1,539,356  1,174,843
Vehicles.............................................     37,458    127,781
Leasehold improvements...............................    278,052    271,808
                                                       ---------  ---------
                                                       1,992,398  1,707,478

Accumulated depreciation.............................   (885,667)  (618,552)
                                                       ---------  ---------
Property and equipment, net..........................  $1,106,731 $1,088,926
                                                       ---------  ---------
                                                       ---------  ---------

    Depreciation expense for the years ended June 30, 1999 and 1998 was $345,505 and $255,255.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

3. NOTES PAYABLE

    A summary of notes payable is as follows:

                                                                 JUNE 30,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
Note payable to an individual, who is a related party,
  with interest payable at 18% per year, in monthly
  installments of the greater of $10,000 or the
  individual monthly compensation of the two major
  shareholders and secured by their shares in the
  Company. The note-holder also receives monthly payments
  equal to 1% of the Company's gross margin until fully
  paid. The note was paid in full in August 1998.........  $      --  $ 173,142

Note payable to a company for purchase of fixed assets,
  payable in monthly installments of $768, including
  interest at 8.9%, collateralized by the related asset.
  This note was paid in full in August 1998..............         --     25,327

Note payable to a company for purchase of fixed assets,
  payable in monthly installments of $491, including
  interest at 11.3%, through August 2001, collateralized
  by the related asset...................................     11,291     15,645

Note payable to a company for purchase of fixed assets,
  payable in monthly installments of $16,747, including
  interest at 7.98%, through November 1999,
  collateralized by the fixed assets and a Certificate of
  Deposit in the amount of $0 and $200,000 at June 30,
  1999 and 1998, respectively............................     82,090    268,350

Note payable to a company for purchase of fixed assets,
  payable in monthly installments of $1,930, including
  interest at 8.20%, through December 1999,
  collateralized by the fixed assets and the above
  mentioned Certificate of Deposit in the amount of $0
  and $200,000 at June 30, 1999 and 1998, respectively...     13,148     34,278
                                                           ---------  ---------
Total notes payable......................................    106,529    516,742
Less current portion.....................................    100,110    410,213
                                                           ---------  ---------
Notes payable, less current portion......................  $   6,419  $ 106,529
                                                           ---------  ---------
                                                           ---------  ---------

    Aggregate maturities of long-term debt in the next five years ending June 30, 1999 are as follows:

YEAR                                                                                  AMOUNT
----------------------------------------------------------------------------------  ----------
2000..............................................................................  $  100,110
2001..............................................................................       5,450
2002..............................................................................         969
                                                                                    ----------
                                                                                    $  106,529
                                                                                    ----------
                                                                                    ----------

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

4. INCOME TAXES

    The provision (benefit) for income taxes in the consolidated statements of operations represents current U.S. federal income tax. State income taxes are not included as the Company operates primarily in the State of Washington, where corporate income tax is not assessed.

    The provision for income taxes differs from the expected statutory federal income taxes as follows:

                                                                                JUNE 30,
                                                                    --------------------------------
                                                                          1999             1998
                                                                    ----------------  --------------
                                                                      AMOUNT      %    AMOUNT     %
                                                                    -----------  ---  ---------  ---
Provision (benefit) at the federal statutory rate.................  $(1,020,000) (34)% $ 164,000  34%
Permanent differences.............................................       37,000    1   (111,200) (23)
Tax credits.......................................................      (75,000)  (3)        --   --
Change in valuation allowance on net deferred tax assets..........    1,058,000   36    (47,900) (10)
                                                                    -----------  ---  ---------  ---
Provision for income tax..........................................  $        --   --% $   4,900    1%
                                                                    -----------  ---  ---------  ---
                                                                    -----------  ---  ---------  ---

    Temporary differences which give rise to deferred tax assets and (liabilities) were as follows:

                                                             JUNE 30,
                                                       ---------------------
                                                          1999       1998
                                                       ----------  ---------
Current:
  Allowance for doubtful accounts....................  $  121,000  $  49,800
  Accrued vacation...................................      56,800     51,700
                                                       ----------  ---------
                                                          177,800    101,500
                                                       ----------  ---------
Non-current:
  Property and equipment.............................  $  (67,200) $ (65,400)
  Amortization of intangibles........................     102,700     77,000
  Tax credits........................................     166,000         --
  Net operating loss carryforward....................   1,194,400    234,000
                                                       ----------  ---------
Gross deferred tax asset.............................   1,573,700    347,100
Less: valuation allowance............................  (1,573,700)  (347,100)
                                                       ----------  ---------
Net deferred tax asset...............................  $       --  $      --
                                                       ----------  ---------
                                                       ----------  ---------

    The Company has recorded a 100% valuation allowance on the net deferred tax asset since management can not determine if it is more likely than not that the deferred tax assets will be realized.

    The Company's ability to utilize the net operating loss carryforward is dependent upon its ability to generate taxable income in future periods which may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986. Any unused annual limitation may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

    During the year ended June 30, 1998, the Company utilized its net operating loss carryback, which resulted in an income tax benefit of $88,000.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

4. INCOME TAXES (CONTINUED)
    At June 30, 1999, the Company has net loss operating carryforward of approximately $3,513,000 which will expire at various dates through 2019.

5. STOCKHOLDERS' EQUITY (DEFICIT)

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

PRIVATE PLACEMENT

    In September 1996, the Company completed a private placement of 1,500,000 shares of Preferred Series A stock and simultaneously purchased 78,227 shares of common stock from each Dan Jensen, the Company's then current Chairman of the Board of Directors and David Edwards, the Company's Chief Executive Officer and then current President.

    The sale of Preferred Series A stock and the purchase of common stock were executed at $2.00 per share. The net proceeds to the Company from the sale of preferred stock was approximately $2,310,000 (net of offering costs) and was utilized as working capital.

    In August 1998, all 1,500,000 outstanding shares of the Company's Series A preferred stock were converted into 1,244,296 shares of common stock.

STOCK SPLIT

    In June 1998, the Board of Directors declared a .782271-to-one reverse stock split. All stock related data in the consolidated financial statements reflect the stock split for all periods presented.

BRIDGE LOANS

    In June 1998, the Company completed a $1,000,000 private placement of bridge loans. Net proceeds were $880,000 after a placement fee of $120,000. The bridge loan accrued interest at an annual rate of 7%. The Company issued 11,732 warrants for each $100,000 of bridge loans, for a total of 117,321 warrants, at a per share exercise price of $.6392. The Company valued the warrants at fair value. The original issue discount of $439,800 was determined based on the fair value of the warrants to total fair value of warrants and debt. The original issue discount and placement fees were amortized over the twelve month term of the bridge loans as interest expense. Upon completion of the initial public offering, the bridge loans were repaid in full. For the years ended June 30, 1999 and 1998, amortization of the original issue discount and placement fees were $408,036 and $31,763, respectively.

INITIAL PUBLIC OFFERING (IPO)

    In August 1998, the Company completed an initial public offering of 1,500,000 shares at $5.00 per share, of which 1,210,000 shares were offered by the Company and 290,000 shares by selling shareholders. Net proceeds to the Company were approximately $4,480,000 after deducting all offering-related expenses of $1,570,000. The Company used a portion of the proceeds to repay the outstanding indebtedness of $1,000,000 which was incurred with the 1998 private placement and approximately $272,500 related to other indebtedness (Note 3). The remaining proceeds are being used in the development of new products

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

5. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) and upgrades, expansion of the Company's sales and marketing efforts and general working capital. In connection with the initial public offering, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $8.25 (165% of the initial public offering price) to underwriters. The warrants expired unexercised in September 1998. At June 30, 1998, the Company had prepaid funding costs of $374,364, which were offset against the gross proceeds from the IPO.

    In connection with the IPO, the Company awarded a $120,000 bonus to its Chief Financial Officer, which was paid fully by June 30, 1999.

STOCK OPTION PLANS

    The Company has a common stock option plan for certain executives and key employees. The option's maximum term is ten years. Granted options vest over various time frames, ranging from one to three years after the grant date.

WARRANTS

    In connection with the Company's private placement of Preferred Stock in 1996, the Company issued warrants to purchase an aggregate of 161,760 shares of common stock to the Dealer Manager. The exercise price of these warrants is $2.6845 per share, which is subject to adjustment in certain circumstances.

    In connection with the Company's 1998 private placement of debt, the Company issued warrants to purchase 117,321 shares of common stock at an exercise price of $.6392.

    The following summarizes stock option and warrant activity during the years ended June 30, 1998 and 1999:

                                                                                      WEIGHTED
                                                                           OPTIONS     AVERAGE
                                                                             AND      EXERCISE
                                                                          WARRANTS      PRICE
                                                                          ---------  -----------
Outstanding at July 1, 1998.............................................    650,678   $    1.78
Granted.................................................................    214,341        1.95
                                                                          ---------       -----
Outstanding at June 30, 1998............................................    865,019        1.82
Granted.................................................................    144,613        1.66
Expired/canceled........................................................    (96,628)       2.17
                                                                          ---------       -----
Outstanding at June 30, 1999............................................    913,004   $    1.70
                                                                          ---------       -----
                                                                          ---------       -----

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

5. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

    Information relating to stock options and warrants at June 30, 1999 summarized by exercise price are as follows:

                      OUTSTANDING                 EXERCISABLE
           ---------------------------------  --------------------
                         WEIGHTED-AVERAGE                WEIGHTED
EXERCISE              ----------------------              AVERAGE
PRICE PER                LIFE      EXERCISE              EXERCISE
  SHARE     SHARES     (MONTHS)      PRICE     SHARES      PRICE
---------  ---------  -----------  ---------  ---------  ---------
$0.0128      156,454        89.0   $  0.0128    156,454  $  0.0128
$0.6392      117,321        48.0   $  0.6392    117,321  $  0.6392
$1.1250       39,113       119.5   $  1.1250         --  $  1.1250
$1.1880       20,000       117.0   $  1.1880         --  $  1.1880
$1.3750       15,500       119.5   $  1.3750         --  $  1.3750
$2.0000       20,000       118.5   $  2.0000         --  $  2.0000
$2.1732      254,238        93.3   $  2.1732    254,238  $  2.1732
$2.2190       50,000       117.5   $  2.2190         --  $  2.2190
$2.5567       39,113        96.5   $  2.5567     39,113  $  2.5567
$2.6845      161,760        33.5   $  2.6845    161,760  $  2.6845
$3.8350       39,505       103.0   $  3.8350     39,505  $  3.8350
---------  ---------       -----   ---------  ---------  ---------
$0.0128-
$3.8350      913,004        80.7   $  1.7035    768,391  $  1.6239
---------  ---------       -----   ---------  ---------  ---------
---------  ---------       -----   ---------  ---------  ---------

    All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and income (loss) per share for the years ended June 30, 1999 and 1998 would have been the pro forma amounts indicated in the table below:

                                                              JUNE 30,
                                                        ---------------------
                                                           1999       1998
                                                        ----------  ---------
Net income (loss)
  As reported.........................................  $(3,306,807) $ 478,474
  Pro forma...........................................  (3,443,431)   423,934
Earnings (loss) per share
  As reported.........................................  $     (.83) $     .27
  Pro forma...........................................        (.86)       .24
Diluted:
  As reported.........................................  $     (.83) $     .14
  Pro forma...........................................        (.86)       .13
                                                        ----------  ---------
                                                        ----------  ---------

    The fair value of the option and warrant grants are estimated on the date of grant using the minimum value method in accordance with SFAS No. 123, with the following weighted average assumptions for

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

5. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) grants in 1999 and 1998; expected life of options and warrants of 5 years, expected volatility of 61% and 0%, respectively, risk-free interest rate of 5.4% and 6.0%, respectively, and 0% dividend yield.

    The weighted average fair value at date of grant for options granted during fiscal 1999 and 1998 approximated $0.94 and $0.68.

    The effect of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

6. RELATED PARTY TRANSACTIONS

    Stock subscription receivable represents amounts due from officers of the Company.

    At June 30, 1999 and 1998, the Company had a receivable due from an officer of $116,563 and $37,000, respectively.

SOFTWARE PURCHASE AGREEMENT

    In August 1998, the Company purchased software products for $50,000 from a related party.

CONSULTING/NON-COMPETE AGREEMENT

    In June 1998, Mr. Jensen and the Company entered into a Consulting/Non-Compete Agreement, which is effective July 1, 1998, pursuant to which Mr. Jensen agreed to provide certain consulting and software development services to the Company in exchange for the following payments and benefits: (i) $75,000 upon signing, (ii) $75,000 at the end of the three year term, (iii) $12,000 per month from the effective date of the agreement through December 31, 1998, (iv) $8,000 per month from January 1, 1999 through December 31, 1999, (v) $4,000 per month from January 1, 2000 through November 30, 2000, (vi) reimbursement and payment of certain automobile, insurance, phone, computer and other expenses, as well as an agreement by Jenkon to assume certain personal guarantees of Mr. Jensen.

    In accordance with the terms of the non-compete agreement, the Company transferred ownership of a vehicle to Mr. Jensen in October 1998, which had a net book value of $22,344 on the date of transfer, in exchange for $15,000.

7. COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities under noncancellable operating leases which expire at various dates through September 2001.

    The Company leases certain equipment under agreements which are classified as capital leases. Equipment leases have purchase options at the end of the original lease term.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum payments, by year and in the aggregate, under noncancellable capital and operating leases with initial or remaining terms of one year or more consist of the following at June 30, 1999:

                                                                         CAPITAL    OPERATING
YEAR                                                                      LEASES      LEASES
----------------------------------------------------------------------  ----------  ----------
2000..................................................................  $  103,144  $  248,926
2001..................................................................       5,898     106,302
2002..................................................................         983      23,694
                                                                        ----------  ----------
Total minimum lease payments..........................................     110,025  $  378,922
                                                                                    ----------
                                                                                    ----------
Less amount representing interest.....................................       3,496
                                                                        ----------
Present value of net minimum lease payments...........................     106,529
Less current portion..................................................     100,110
                                                                        ----------
                                                                        $    6,419
                                                                        ----------
                                                                        ----------

    The Company's rental expense for operating leases was $352,511 and $391,171 for the years ended June 30, 1999 and 1998.

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

EMPLOYMENT AGREEMENTS

    The Company has two four-year employment agreements with employees of the Company. The annual base salaries for the four-year employment agreements are $200,000 and $90,000. These agreements are subject to a 5% cost of living increase and other benefits. In the event the Company terminates any of the employment agreements without cause, it will be required to make a severance payment equal to one year's base salary.

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

    During 1996 the Company established a predecessor liability of $400,000. During the year ended June 30, 1999 and 1998 the amount was reduced to approximately $120,000 and $175,000, respectively due to settlements with some unsatisfied creditors, including a settlement with the IRS for $135,000.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

8. EMPLOYEE BENEFIT PLAN

    The Company's employees are covered by a 401(k) defined contribution benefit plan. The plan provides for employee tax-deferred contributions up to the maximum percentage of eligible compensation allowed by tax of code section 401(k). The Company may make matching contributions equal to a discretionary percentage. For the years ended June 30, 1999 and 1998, the Company made no contributions to the plan.

9. MAJOR CUSTOMERS

    The Company had two customers which accounted for 11.2% and 14.4% of the Company's sales during the year ended June 30, 1999. The Company had no customers that accounted for more than 10% of the Company's sales for the year ended June 30, 1998.

10. CONCENTRATION OF SUPPLIERS

    The Company is dependent on third-party equipment manufacturers and distributors for all its supply of computer equipment and some of its software accessories. Purchases from individual suppliers that exceed 10% of total purchases in each period were as follows: for the year ended June 30, 1999: one supplier at 15.8% of total purchases, and for the year ended June 30, 1998: one supplier at 12% of total purchases.

11. EARNINGS (LOSS) PER SHARE

    The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:

                                                               JUNE 30,
                                                         --------------------
                                                           1999       1998
                                                         ---------  ---------
Basic weighted average shares outstanding..............  3,992,632  1,799,220
Diluted effect of stock options and warrants...........         --    390,377
Conversion of preferred stock..........................         --  1,202,952
                                                         ---------  ---------
Diluted weighted average shares outstanding............  3,992,632  3,392,549
                                                         ---------  ---------
                                                         ---------  ---------

    Options and warrants to purchase 913,004 shares of common stock were outstanding during the year ended June 30, 1999 but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

12. GEOGRAPHICAL INFORMATION

    The Company develops and markets management information system software products to the direct/ network marketing industry. Substantially all of the Company's revenues result from the sale of the Company's software products. There is not enough difference between the types of software products manufactured and distributed by the Company for the Company to account for these products separately or to justify segmented reporting by product type.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

12. GEOGRAPHICAL INFORMATION (CONTINUED)
    The following table sets forth information regarding net sales of the Company by geographic region:

                                                       YEAR ENDED JUNE 30,
                                                       --------------------
                                                         1999       1998
                                                       ---------  ---------
Domestic.............................................  $6,014,836 $8,264,212
Foreign..............................................    485,209  1,173,205
                                                       ---------  ---------
Total net sales......................................  $6,500,045 $9,437,417
                                                       ---------  ---------
                                                       ---------  ---------

    Substantially all identifiable assets of the Company are located in the United States.

13. SUBSEQUENT EVENTS

    In August 1999, the Company signed a non-binding letter of intent to acquire Multimedia K.I.D. LTD., an Israeli-based interactive educational company that designs, manufactures and sells innovative software and activity systems for children and adults. The terms of the proposed transaction include the issuance of 840,000 shares of common stock and 2,416,000 shares of redeemable preferred stock which has no voting or conversion rights unless and until the shareholders of the Company have approved the grant of voting rights to such shares and will be convertible into an aggregate of 24,160,000 shares of Company Common Stock, in exchange for 100% of the outstanding securities of Multimedia. The acquisition is contingent upon signing of a definitive acquisition agreement, the completion of a private placement of convertible notes resulting in net proceeds to the Company of at least $4,000,000 and other customary terms and conditions.

    In connection with the proposed acquisition, the Company is in the process of completing a $4,500,000 private placement of convertible promissory notes. The notes will accrue interest at 12% per annum. Upon shareholder approval on or before February 28, 2000, the notes will be convertible into common shares of the Company at a conversion price of $1.25 per share.