Form 10QSB
period 1999-09-30
JENKON INTERNATIONAL INC
filed 1999-11-15
CIK 1019654

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

As of September 30, 1999, [4,459,970] shares of Common Stock were outstanding.

                         PART I -- FINANCIAL INFORMATION

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 (UNAUDITED) AND JUNE 30,
    1999 (AUDITED)

   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE MONTHS ENDED
    SEPTEMBER 30, 1999 AND 1998

   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED
    SEPTEMBER 30, 1999 AND 1998

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1.  FINANCIAL STATEMENTS

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                        September 30,     June 30,
                                                           1999            1999
-----------------------------------------------------------------------------------
                                                        (Unaudited)
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                         $  174,067       $  703,043
      Trade receivables, net of allowance for
       doubtful accounts of $222,700 and $355,800          513,753        1,042,333
      Prepaid and other assets                             167,468          176,276
      Refundable income taxes                                6,010            6,010
-----------------------------------------------------------------------------------
Total current assets                                       861,298        1,927,662

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $977,877 and $885,667                   1,022,152        1,106,731

CAPITALIZED SOFTWARE COSTS, net of
 accumulated amortization of $585,415
 and $555,523                                              102,323          132,215

PREPAID FUNDING AND OFFERING COSTS                         136,567                -

OTHER ASSETS                                               221,378          241,980
-----------------------------------------------------------------------------------
Total assets                                            $2,343,718       $3,408,588
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------


                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                September 30,        June 30,
                                                                    1999               1999
----------------------------------------------------------------------------------------------
                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                          $   415,993        $   424,288
      Accrued vacation                                              161,656            166,935
      Deferred revenue                                              850,510            708,485
      Other accrued liabilities                                     124,260            152,125
      Notes payable - current portion                                45,763            100,110
----------------------------------------------------------------------------------------------
Total current liabilities                                         1,598,182          1,551,943

NOTES PAYABLE, net of current portion                                 5,114              6,419
----------------------------------------------------------------------------------------------
Total liabilities                                                 1,603,296          1,558,362

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $.001; 20,000,000 shares
   authorized; 4,616,424 and 4,409,970 shares issued,
   4,459,970 and 4,253,516 shares outstanding                         4,616              4,410
  Additional paid-in capital                                      7,483,350          7,389,263
  Stock subscriptions receivable                                     (8,500)            (8,500)
  Foreign currency translation adjustment                           (22,362)              (254)
  Accumulated deficit                                            (6,376,682)        (5,194,693)
  Treasury stock, at cost, 156,454 shares                          (340,000)          (340,000)
----------------------------------------------------------------------------------------------
Total stockholders' equity                                          740,422          1,850,226
----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                      $ 2,343,718        $ 3,408,588
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------


                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  JENKON INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30,                           1999               1998
-------------------------------------------------------------------------------------
                                                       (Unaudited)        (Unaudited)
NET SALES
  Software license fees                                $    93,431        $   609,383
  Software and supplies sales                               35,314            193,122
  Support and operations revenue                           676,345            809,478
-------------------------------------------------------------------------------------
Total net sales                                            805,090          1,611,983
-------------------------------------------------------------------------------------
COST OF REVENUES
  Cost of software license fees                             30,145             28,310
  Cost of software and supplies sold                        28,645             96,935
  Cost of support and operations                           574,767            641,327
-------------------------------------------------------------------------------------
Total cost of revenues                                     633,557            766,572
-------------------------------------------------------------------------------------
GROSS PROFIT                                               171,533            845,411

OPERATING EXPENSES
  Selling and marketing                                    223,676            226,227
  Product research, development and enhancements           348,419            168,658
  General and administration                               802,559            843,518
-------------------------------------------------------------------------------------
Total operating expenses                                 1,374,654          1,238,403
-------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                    (1,203,121)          (392,992)

OTHER INCOME (EXPENSE)
  Interest, net                                                372           (534,051)
  Other income (expense)                                    20,760            (28,982)
-------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAX                                  (1,181,989)          (956,025)

PROVISION FOR INCOME TAX                                         -                  -
-------------------------------------------------------------------------------------
NET LOSS                                               $(1,181,989)       $  (956,025)
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
NET LOSS PER SHARE
  Basic and diluted                                    $     (0.27)       $     (0.30)
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic and diluted                                      4,427,712          3,159,754
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

THREE MONTHS ENDED SEPTEMBER 30,                              1999               1998
-----------------------------------------------------------------------------------------
                                                           (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                  $(1,181,989)       $  (956,025)
 Adjustments to reconcile net loss to net
  used in operating activities:
  Depreciation and amortization                                122,102            104,018
  Amortization of original issue discount                            -            408,036
  Provision for doubtful accounts                              122,080                  -
  Foreign currency translation adjustment                      (22,108)             7,960
  Increase (decrease) from changes in operating
   assets and liabilities:
    Trade receivables                                          406,500            (36,027)
    Prepaid and other assets                                     8,808           (194,188)
    Other assets                                                20,602           (154,251)
    Accounts payable                                            (8,295)          (149,722)
    Accrued vacation                                            (5,279)             1,362
    Deferred revenue                                           142,025           (160,100)
    Other accrued liabilities                                  (27,865)           148,427
-----------------------------------------------------------------------------------------
Net cash used in operating activities                         (423,419)          (980,510)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                            (13,583)           (67,761)
 Proceeds from sale of fixed assets                              5,952                  -
 Additions to capitalized software costs                             -            (10,311)
-----------------------------------------------------------------------------------------
Net cash used in investing activities                           (7,631)           (77,972)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Restricted cash                                                     -             50,000
 Additions to prepaid funding and offering costs               (44,777)          (459,076)
 Repayment of Bridge Loans                                           -         (1,000,000)
 Payments on notes payable                                     (55,652)          (249,820)
 Net proceeds from initial public offering                           -          5,313,500
 Issuance of common stock                                        2,503                  -
-----------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities            (97,926)         3,654,604
-----------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (528,976)         2,596,122

CASH AND CASH EQUIVALENTS, beginning of period                 703,043            200,557
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                   $   174,067        $ 2,796,679
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLSOURE OF CASH FLOWS
 Cash paid for interest                                    $     1,886        $     9,795
 Issuance of 50,000 common stock options ($.01 strike
  price) issued to non-employee resulting in non-cash
  transaction included in prepaid funding and offering
  costs. Value determined using the Black-Scholes model.        91,790                  -


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  STATEMENT OF              In the opinion of management the accompanying
    INFORMATION               unaudited financial statements contain all
    FURNISHED                 adjustments (consisting only of normal and
                              recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the three month period ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's
                              Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

                              The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for any other period or for the entire year.

                              Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

2.  REVENUE RECOGNITION       The Company adopted Statement of Position 97-2,
                              "Software Revenue Recognition", ("SOP 97-2") effective July 1, 1998. In accordance with SOP
                              97-2, the Company recognizes revenue on sales of internally-developed software and turnkey systems when the following criteria are met; (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and the system is functional, (iii) the vendor's fee is fixed or determinable and (iv) collectibility is probable.
                              Also in accordance with SOP 97-2, the Company allocates the fee of a multiple element contract to the various elements based on vendor-specific objective evidence of fair value. Revenue allocated to a specific element is recognized when the basic revenue recognition criteria above are met for that element. If sufficient vendor-specific objective evidence for all elements does not exist to allocate revenue to the elements, all revenue from the arrangement generally would be deferred until such evidence does exist or until all elements have been delivered. Revenues related to installation of systems requiring substantial future performance by the Company are recognized using the percentage-of-completion method based on meeting key milestone events over the terms of the contract. Customization and training revenue is recognized as revenue as the services are performed. Future sales of the Company's existing products may be contingent upon delivery of the future software products. In such a case, the Company would defer a portion or all of the revenue, until all elements of the sales contract have been delivered.

                              During the three months ended September 30, 1999 two customers accounted for 30.3% of total revenue. The Company had one customer that accounted for 12.4% of total revenue for the three months ended September 30, 1998.

3.  EARNINGS (LOSS) PER       The Company computes loss per common share under
    COMMON SHARE              SFAS No. 128, "Earnings Per Share," which requires
                              presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Common stock options were not included in the computation of diluted loss per common share for the three months ended September 30, 1999 and 1998, because the effect would be antidilutive.

4.  INITIAL PUBLIC            In August 1998, the Company completed an initial
    OFFERING (IPO)            public offering of 1,500,000 shares, of which
                              1,210,000 shares were offered by the Company and 290,000 shares by selling shareholders. Net proceeds to the Company were approximately
                              $4,480,000 after deducting all offering-related expenses of $1,570,000. The Company used a portion of the proceeds to repay the outstanding indebtedness of $1,000,000, which was incurred with the 1998 private placement, and approximately
                              $272,500 related to other indebtedness. The remaining proceeds were used in the development of new products and upgrades, and general working capital.

5.  COMPREHENSIVE             Comprehensive income for the three months ended
    INCOME                    September 30, 1999 and 1998 is comprised of a net
                              loss of $(1,181,989) and $(956,025) and foreign
                              currency translation adjustment of $(22,108) and $7,960, respectively.

6.  INCOME TAXES              Due to the significant operating losses incurred
                              by the Company for the three month period ended
                              September 30, 1999 and 1998, the Company has recorded a 100% valuation allowance on its net deferred tax assets since management cannot determine whether it is more likely than not that the deferred tax assets may be realized.

7.  RELATED PARTY             At September 30, 1999, the Company had a
    TRANSACTIONS              receivable due from an officer amounting to
                              $116,573.

8.  SUBSEQUENT EVENT          In August 1999, the Company signed a non-binding
                              letter of intent to acquire MMKid, an
                              Isreali-based interactive educational company that designs, manufactures and sells innovative software and activity systems for children and adults. The terms of the proposed transaction include the issuance of 840,000 common shares of Jenkon and 2,416,000 shares of redeemable preferred stock which will be convertible into an aggregate of 24,160,000 common shares of Jenkon, in exchange for 100% of the outstanding securities of MMKid. The acquisition is contingent upon signing of a definitive acquisition agreement, the completion of a $4,000,000 private placement of convertible notes and other customary terms and conditions.

                              In connection with the proposed acquisition, the Company has incurred various legal and professional fees that have been capitalized as prepaid funding and offering costs. Capitalized costs will be expensed upon completion of the acquisition or upon determination that the acquisition will not be consummated.

9.  GOING CONCERN             The Company's consolidated financial statements
                              have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the adequate resolution of the Company's near and long term liquidity shortfall, as well as the successful consummation of the acquisition described above. Although the Company is in the process of raising capital through the private placement described above, it has and continues to suffer substantial losses and negative cash flow. Accordingly, the Company's auditors have included an explanatory paragraph in their report for the year ended June 30, 1999 indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the Company's ability to continue as a going concern.


ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed below under "Additional Considerations and Risk Factors" herein and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO SEPTEMBER 30, 1998

      REVENUES. Total revenues decreased 50.1% to $805,000 for the three months ended September 30, 1999 from $1,612,000 for the same period in 1998. The decrease was primarily attributable to a significant reduction in software license revenue and third party software and supplies revenue as described below. During the three month period ended September 30, 1999 two clients accounted for 30.3% of total revenue. For the three month period ended September 30, 1998 one client accounted for 12.4% of total revenue.

      As a result of increased competitive pressures, the Company has accelerated the development of its next generation management information system. The Company has incurred and expects to continue to incur significant losses for at least the next six to nine months due primarily to decreased demand for its existing products, as well as the costs associated with the development of this new product.

Additionally, the Company has experienced and expects to continue experiencing delays in revenue recognition for sales of existing products that are linked to or contingent upon delivery of the new management information system. Such revenues would be recognized at such time as the Company has completed its obligations under any such sales contracts.

      SOFTWARE LICENSE REVENUES. Software license revenues decreased 84.7% to $93,000 for the three months ended September 30, 1999 from $609,000 for the same period in 1998. The decrease in software license revenue was due to a continued reduction in system sales and additional modules sold to new and existing clients, as a result of increased competition in the marketplace and decreased demand for older generation products.

      EQUIPMENT, SOFTWARE, AND SUPPLIES REVENUES. Equipment, software and supplies revenues decreased 81.7% to $35,000 for the three months ended September 30, 1999 from $193,000 for the same period in 1998. The decrease was primarily attributable to the decrease in resale of third party software required to run the Company's software products. This decrease is directly related to the decrease in software license revenues.

      SUPPORT AND OPERATIONS REVENUE. Support and operations revenue decreased 16.4% to $676,000 for the three months ended September 30, 1999 from $809,000 for the same period in 1998. The decrease is primarily attributable to a decrease in consulting and custom programming orders resulting from the reduction in system sales. The decrease is partially offset by increased NOW! subscription fees.

      COST OF REVENUES. Total cost of revenues decreased by $133,000 or 17.4% to $634,000 for the three months ended September 30, 1999 as compared to $767,000 for the same period in 1998. This decrease was primarily due to a decrease in the cost of equipment, software and supplies and support and operations as described below. As a percentage of revenues, cost of revenues increased to 78.7% for the three months ended September 30, 1999 from 47.6% for the same period in 1998 due primarily to a significant decrease in revenues and particularly higher margin software license fees.

      COST OF SOFTWARE LICENSES. The cost of software licenses consists primarily of amortization of capitalized software costs. The cost of software licenses remained relatively constant between the periods totaling $30,000 for the three months ended September 30, 1999 compared with $28,000 for the same period in 1998.

      COST OF EQUIPMENT, SOFTWARE AND SUPPLIES SOLD. The cost of equipment, software and supplies sold consists primarily of the cost of computer hardware and third-party software and related peripheral equipment purchased by the Company from various suppliers for resale as part of the Company's turnkey systems. These costs decreased by 70.4% to $29,000 for the three months ended September 30, 1999 from $97,000 for the same period in 1998, primarily resulting from the reduction in system sales.

      COST OF SUPPORT AND OPERATIONS. The cost of support and operations consists primarily of personnel costs, travel and materials associated with providing implementation, education and training, consulting and technical services. These costs decreased by 10.4% to $575,000 for the three months ended September 30, 1999 from $641,000 for the same period in 1998. The decrease in costs is related primarily to a reduction in production personnel.

      GROSS PROFIT. Gross profit decreased by 79.7% to $172,000 for the three months ended September 30, 1999 from $845,000 for the same period in 1998. Overall gross profit as a percentage of total revenues decreased to 21.3% for the three months ended September 30, 1999 from 52.4% for the same period in 1998, mainly as a result of the substantial decrease in software license revenue and the relatively fixed cost of support and operations during the quarter. Gross profit on the Company's software license revenues is significantly higher than on revenues from equipment, services and maintenance. Gross profit on software licenses decreased for the three months ended September 30, 1999 to 67.7% from 95.4% in 1998 primarily due to competitive pressures and a relatively fixed amortization expense. The significant decrease in third party software and equipment gross profit to 18.9% for the three months ended September 30, 1999 from 49.8% for the same period in 1998 was due to a change in composition of third party software sales with a greater portion of higher margin sales occurring during the three months ended September 30, 1998 and a reduction in margins with certain third party suppliers due to lower sale levels. Gross profit on support and operations revenue decreased to 15.0% for the three months ended September 30, 1999 from 20.8% for the same period in 1998 mainly due to the decrease in support and operations revenue coupled with relatively fixed labor costs.

      SELLING AND MARKETING EXPENSES. Selling and marketing expenses remained relatively consistent totaling $224,000 for the three months ended September 30, 1999 compared with $226,000 for the same period in 1998.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 106.6% to $348,000 for the three months ended September 30, 1999 from $169,000 for the same period in 1998. The increase is primarily related to the acceleration of the development of the next generation management information system. The Company expects that research and development expenses will continue to increase in future periods as the Company increases its efforts to develop new products.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 4.9% to $803,000 for the three months ended September 30, 1999 from $844,000 for the same period in 1998. The decrease is primarily related to the closure of the Company's UK office and a reduction in support personnel offset by an increase in the provision for bad debts totaling $122,000.

LIQUIDITY AND CAPITAL RESOURCES

      In August 1998, the Company completed an initial public offering of 1,500,000 shares of common stock, of which 1,210,000 shares were sold by the Company and 290,000 shares were sold by selling shareholders. Net proceeds to the Company were approximately $4,480,000 after deducting all offering-related expenses of $1,570,000. The Company used a portion of the proceeds to repay the outstanding indebtedness of $1,000,000 which was incurred with the 1998 private placement and approximately $272,000 related to a note payable to a stockholder. The remaining proceeds were used in the development of new products and upgrades and general working capital.

      Prior to the initial public offering of common stock, the Company financed its operations primarily through cash flow from operations, private sales of its equity, private debt placements and long-term equipment financing. The Company does not have access to a line of credit.

      The Company has employment agreements with two of its executive officers as well as a Consulting and Non-Competition Agreement with a director and former officer of the Company. In general, assuming the remaining agreements are not terminated such agreements provide for total payments of not less than $1,013,000 through the end of the fiscal year ending June 30, 2002, including payments ranging from $30,000 to $33,000 per month during the fiscal year ending June 30, 1999.

      For the three months ended September 30, 1999, operating activities used net cash of $423,000 primarily due to a net loss, net of depreciation and amortization in the amount of $122,000, of $1,060,000, an increase in trade receivables of $407,000, an increase in deferred revenue of $142,000 and the provision for doubtful accounts of $122,000, which were offset by a combined decrease in accounts payable, accrued vacation and other accrued liabilities of $41,000. For the three months ended September 30, 1999, investing activities used net cash of $8,000 primarily to purchase equipment. For the three months ended September 30, 1999 the Company's financing activities used net cash of $98,000 primarily due to additions to prepaid funding and operating costs and principal payments on notes payable.

      For the three months ended September 30, 1998, operating activities used net cash of approximately $981,000 primarily from a loss from operations, net of depreciation and amortization, of $512,000, and a combined decrease in accounts payable and deferred revenue of approximately $310,000, which were offset by an increase in other accrued liabilities of $148,000. For the three months ended

September 30, 1998 the Company's investing activities used net cash of approximately $78,000 primarily to purchase equipment. For the three months ended September 30, 1998, financing activities provided net cash of approximately $3,655,000 primarily from net proceeds from the sale of the Company's common stock of $4,480,000 which were offset by repayments of notes and loans payable of $1,250,000.

      The Company's accounts receivable balance at June 30, 1999 and September 30, 1999 was $1,398,000 and $736,000, respectively. Accounts receivable in the over 90-day category at June 30, 1999 was $628,000 or 44.9% of accounts receivable compared to $405,000, or 55.0% of accounts receivable at September 30, 1999. The number of day's sales in accounts receivable was 74 days and 31 days, respectively, for the year ended June 30, 1999 and three months ended September 30, 1999. The decrease in accounts receivable is directly related to the decrease in sales. The decrease in day's sales in accounts receivable was due to the write-off of certain large receivables against the allowance as well as stronger collection and credit granting practices. Bad debt expense as a percentage of sales for the year ended June 30, 1999 and the three months ended September 30, 1999 was 6.1% and 15.2%, respectively. At September 30, 1999, the Company did not have any customers which accounted for 10% or more of the accounts receivable balance.

      The Company has experienced a significant decrease in operating funds as a result of increased competitive pressure and the accelerated development of the next generation management information system. In August 1999, the Company signed a letter of intent to acquire Multimedia K.I.D. LTD. ("MMKid"), an Israeli-based interactive educational software company. The terms of the proposed transaction include the issuance of 840,000 common shares of Jenkon and 2,416,000 shares of redeemable preferred stock which will be convertible into an aggregate of 24,160,000 common shares of Jenkon, in exchange for 100% of the outstanding securities of MMKid. The acquisition is contingent upon, among other things, the completion of a $4,000,000 private placement of convertible promissory notes, the signing of a definitive acquisition agreement and other customary terms and conditions. The notes will accrue interest at 12% per annum and are due and payable in full on April 1, 2000 unless converted into common stock. Upon shareholder approval of conversion of the notes to common stock on or before February 28, 2000, the notes will be convertible into common shares of the Company at a conversion price of not less then $1.00 per share.

      On October 7, 1999, the Company received $500,000 in an initial closing of the private placement of convertible promissory notes to cover operating and development expenses.

      Although the Company is in the process of raising capital through the private placement described above, it has and continues to suffer substantial losses and negative cash flow. Accordingly, the Company's auditors have included an explanatory paragraph in their report for the year ended June 30, 1999 indicating there is substantial doubt regarding the Company's ability to continue as a going concern.

      Based on the Company's current and expected financial position and operating results, management believes that the funds provided from the private placement in addition to operating cash flows will be sufficient to meet its financial needs through the end of fiscal year 2000. Any failure of the Company to complete the acquisition and financing would have a material adverse affect on the Company and its ability to successfully operate.

YEAR 2000 ISSUE

      Like many companies, Jenkon is subject to risks from the Year 2000 computer and software issue. The Year 2000 issue exists because many computer programs use two digit rather than four-digit date fields to define the applicable year. As a result, computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production delays, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Incomplete or untimely resolution of the Year 2000 issue by the Company or critically important suppliers or customers of the Company could have a materially adverse effect on the Company's business, financial condition, or results of operations. The Company has undertaken various initiatives intended to ensure that its computer systems, software and other operational equipment will function properly with respect to dates in the Year 2000 and thereafter.

      The Year 2000 Problem potentially impacts the Company in the following principal areas: (i) The Company's software products, including products manufactured by third parties that are resold by the Company; (ii) the Company's internal technology systems; and (iii) the Company's major vendors. The Company is in the process, but has not completed, what it believes is a reasonable and thorough review of the principal areas identified as well as the effects on its operations, liquidity and financial condition. The review includes identifying the related issues and risks to ensure that its computer systems, software and other operational equipment will function properly with respect to dates in the Year 2000 and thereafter.

      Company's Software Products. The Company presently believes that the current releases of its Summit V-Registered Trademark-, NOW!-Registered Trademark-, and JOL software products are Year 2000 compliant. The company is currently working on a new release of the TouchTalk software product that is being developed to be Year 2000 compliant. The Company's Discos software product is not considered Year 2000 compliant. The Company has notified all known customers currently on the Discos product. There are currently no plans to support the Discos product after December 31, 1999. Although all products are subject to constant testing as well as continued review of the source code, there can be no assurance that these products do not contain undetected errors associated with the year 2000-date functions that may result adversely affect operations.

      As part of its Summit V product line, the Company resells certain software and hardware products that are manufactured by third parties. The Company has received assurances from such third parties regarding the Year 2000 compliance of the most recent releases of third party products. Despite these assurances, there can be no guarantee that the third party products are Year 2000 compliant or that customers will obtain and install the most releases of third party products.

      Due to the nature of the direct selling industry, each client requires customized compensation plans which become embedded in the Summit V and JOL systems. Such customizations are programmed by the Company, outside consultants, and the clients themselves. Due to the number of factors beyond the control of the Company, all customizations are considered the responsibility of the customer. As such, the Company does not warrant that customizations are Year 2000 compliant.

      INTERNAL TECHNOLOGY SYSTEMS. The Company has completed its testing of the internal hardware and software used by all departments. To date, no significant issues have been identified with respect to those systems. Non-information technology systems such as Company-owned office equipment and local office telephone systems have also been assessed for related Year 2000 risks with fixes being installed as applicable. These fixes relate primarily to upgrades to voice mail and phone systems.

      MAJOR VENDORS. The Company has been surveying its major vendors to assess any potential impact on its operations caused by key third parties. The process includes obtaining information as to their efforts associated with Year 2000-compliance. To date, no significant compliance issues have been identified with these third parties. The Company plans to continue to update and evaluate compliance issues with key third parties through 1999.

      The Company currently estimates that the cost of its Year 2000 assessment, remediation and testing efforts, as well as current anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed

$25,000. Any such expenditures will be funded from operating cash flows. This estimate is subject to change as additional information is obtained in connection with the Company's assessment of the Year 2000 issue. The Company has incurred minimal costs to date directly related to its Year 2000 assessment, remediation, and testing efforts.

      The Company presently believes that Year 2000 issues will not pose significant problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's business, financial condition or results of operations, or adversely affect the Company's relationships with customers, vendors and others. Additionally, there can be no assurance that the Year 2000 issues of other entities, such as one or more of the Company's critical customers or suppliers, will not have a material adverse impact on the Company's systems or its business, financial condition or results of operations. Potential infrastructure failures, such as disruptions in the supply of power, water, transportation, communications services, or if major institutions, such as the government, foreign or domestic banking systems, are unable to continue to provide their services or support resulting in a disruption in services or support to the Company, the Company may be unable to operate for the duration of the disruption. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999. The costs of the Company's Year 2000 assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are forward-looking statements that are based upon management's best estimates.

EURO CURRENCY CONVERSION

      The introduction of the Euro is a significant event with potential implications for the Company as well as the Company's existing customers within countries participating in the European Monetary Union. As such, the Company has committed resources to conduct risk assessments and to take corrective actions, where required, to ensure that it, and its products are prepared for the introduction of the Euro. The Summit V system currently supports multiple currencies and the Company continues development of Euro specific requirements. Development updates are communicated to upper management on a regular basis.

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

ADDITIONAL CONSIDERATIONS AND RISK FACTORS

      SUBSTANTIAL DOUBTS REGARDING COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. As a result of increased competitive pressures, the Company has experienced deterioration in sales of the current generation of Summit V software and has accelerated the development of its next generation management information system. Such decrease in sales and increased development costs have resulted in negative cash flow and a lack of cash resources. In August 1999, the Company signed a letter of intent to acquire MMKid, an Israeli-based interactive educational software company. The terms of the proposed transaction include the issuance of 840,000 common shares of Jenkon and 2,416,000 shares of redeemable preferred stock which will be convertible into an aggregate of 24,160,000 common shares of Jenkon, in exchange for 100% of the outstanding securities of MMKid. The acquisition is contingent upon the signing of a definitive acquisition agreement, the completion of a private placement of at least $4,000,000 in convertible debt, and other customary terms and conditions. Any failure of the Company to complete the acquisition and financing would have a material adverse affect on the Company and its ability to successfully operate.

      NEED FOR ADDITIONAL WORKING CAPITAL. The Company's business involves the continued investment of funds towards the development of new products and modifications of existing products. The Company's current business plan calls for significant expenditures of cash over the next three to nine months in order to complete the development of the next generation of its back office management information system to replace its current SUMMIT V product. To the extent that the Company continues to be unsuccessful in generating significant cash flow from operations in order to fund such development expenses and other operating costs, the Company will need to rely on outside financing sources for working capital. Moreover, because MMKid is in the early stages of its development and will require significant capital to implement its business plan, even if the Company completes the $4,000,000 in financing that is a condition to closing the MMKid Transaction and the notes issued in such financing are converted into Common Stock, the Company may require additional capital in order to operate its business. The Company currently has no bank line of credit and there can be no assurance that the Company will be able to obtain sources of outside financing on favorable terms, if at all, in the event that such financing is required in the future. To the extent that the Company's operations do not generate positive working capital or enable it to secure adequate outside financing, the Company's business would be materially and adversely affected.

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

      As a result of increased competitive pressures, the Company has accelerated the development of its next generation management information system. The Company expects that it will incur significant losses during the next three to nine months due primarily to the costs associated with the development of this new product and delays in revenue recognition for sales of existing products that are linked to or contingent upon delivery of new products. Such revenues would be recognized at such time as the Company has completed its obligations under any such sales contracts.

      MMKID HAS A HISTORY OF LOSSES AND HAS LIMITED REVENUES AND CAPITAL RESOURCES. MMKid has not operated profitable and, based on financial statement prepared in accordance with generally accepted accounting principles in Israel that were provided to the Company by MMKid, has experienced losses of approximately $50,000 and $72,000 for the fiscal years ended December 31, 1997 and 1998, respectively. Moreover, MMKid's revenues from sales of products, services and marketing rights were only approximately $714,000 and $1,500,000 over the same periods. Additionally, based on unaudited financial statements for the six month period ended June 30, 1999, which were prepared in accordance with generally accepted accounting principles in Israel, MMKid has a net loss of approximately $170,000 and revenues of $748,000 for such six month period. In the event that the acquisition of MMKid is completed, there can be no assurance that MMKid will ever be able to generate significant revenues or profits from operations.

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

      COMPETITION. The software industry is highly competitive and is characterized by rapid technological change, rapidly changing customer preferences and little or no barriers to entry. There are several businesses, some of which may be better capitalized than the Company currently offering software similar in type or scope to the Company's products. The Company believes that the primary competitive factors for the provision of its software are price, technical expertise and quality, ease of use, variety of value-added services, reliability and security, customer support and geographic coverage. The Company's success will depend heavily upon its ability to provide high quality software and value-added services. Other factors that will affect the Company's success in this market include the Company's continued ability to attract additional experienced marketing, sales, and management talent, and the expansion of worldwide support, training, and service capabilities. The Company's current and prospective competitors generally consist of other independent software providers such as Globenet and 20/21 Interactive. Some or all of the Company's actual and potential competitors may have greater market presence, engineering, customer support and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than can the Company.

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

      THE COMPANY MAY NOT BE ABLE TO MAINTAIN ITS NASDAQ LISTING; RISK OF LOW-PRICED SECURITIES. The Company's Common Stock is currently listed for trading on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's Common Stock must continue to be registered under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company must continue to have net tangible assets of at least $2,000,000, a public float of at least 500,000 shares with a market value of at least $1,000,000, at least 300 stockholders, a minimum bid price of $1.00 per share and at least two market makers. The Company has recently received a letter from the Nasdaq Listing Qualifications Division stating that the Company's net tangible assets as of June 30, 1999 did not meet the minimum amount of $2,000,000 and the Company's eligibility for continued listing on The Nasdaq Stock Market is under review. The private placement of convertible promissory notes and pending acquisition of MMKid are expected to increase the Company's net tangible assets in excess of the minimum requirement. There is no assurance that the Company will be able to maintain the standards for Nasdaq SmallCap Market inclusion with respect to its Common Stock. If the Company fails to maintain Nasdaq SmallCap Market listing, the market value of the Common Stock likely would decline and stockholders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

      If the Common Stock ceases to be included on the Nasdaq SmallCap Market, the Common Stock could become subject to Rule 15a-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers which sell such securities. If the Common Stock becomes subject to the penny stock rules, the ability of broker dealers to make a market in or sell the Company's securities may be adversely affected and the market liquidity for the Company's securities could be severely adversely affected.

PART II - OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

      The Company acquired from Redwood Technology a license to utilize certain Ardent Software, Inc. products incorporated into the SUMMIT V software in connection with sales in certain portions of Asia, including China. The grant of the license by Unidata, Inc., a predecessor of Ardent Software, Inc., to Redwood Technology and the sublicense by Redwood Technology to Avon Products or its affiliates, have been challenged in a lawsuit (the "U.S. Claim") filed in the United States District Court for the Western District of Washington at Tacoma (Case No. C96-5459FDB) by Pacific Unidata, Ltd., the Asia licensee of Unidata, Inc., as violating the terms of such licensee's agreement with Unidata. In addition, Pacific Unidata, Ltd. brought an action (the "China Claim") against Guangzhou Avon Co., Ltd., a Chinese subsidiary of Avon Products ("Avon China"), in the Guangdong Province Supreme People's Court (the "Chinese Court") seeking damages against Avon China for infringement of Pacific Unidata, Ltd.'s copyright and exclusive rights to certain Unidata software in China. In June 1998, the Chinese Court awarded damages in favor of Pacific Unidata, Ltd. in an amount of approximately US$12 million plus costs. Avon China has informed the

Company that it intends to appeal the ruling and has indicated an intention to seek indemnification against Redwood Technology and the Company in the event it is unsuccessful in it's appeal. Although the Company is not a party to the China Claim or the U.S. Claim, if Unidata, Inc. does not indemnify Redwood Technology and the Company from damages resulting from the China Claim and the U.S. Claim and the Company is required to (i) devote significant resources to protect its interests and the interests of its sublicensees in Asia or (ii) if any sublicensee successfully seeks indemnification against Redwood Technology or the Company for damages suffered as a result of claims made by Pacific Unidata, Ltd. and the Company is required to pay such indemnification directly or as a successor to Redwood Technology, the Company's financial condition and results of operations could be materially adversely affected.

      In July 1995, Summit V, Inc. purchased and/or licensed substantially all of the assets and assumed certain liabilities of Redwood Technology, the developer of certain of the Company's software technology. Because Redwood Technology may be deemed to have been rendered insolvent by the sale and license of certain of its assets to Summit V, Inc. and because of the commonality of ownership and management of Redwood Technology and Summit V, Inc., the Company is or may be subject to claims by unsatisfied creditors of Redwood Technology challenging the Company's rights to the acquired assets (including the SUMMIT V software technology) or alleging successor liability or other similar claims. Whether or not litigation ensues, such claims could result in a disruption of the Company's business which would have material adverse effect on the Company and its financial performance. The Company may elect or be required to settle obligations of Redwood Technology. In the event that the Company were required to pay all or a significant portion of the claims of creditors of Redwood Technology, the Company's business and financial conditions and its ability to achieve its business plan could be materially and adversely affected.

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

ITEM  5. OTHER INFORMATION.

            On November 9, 1999, the Company received a letter from the Nasdaq Listing Qualifications Division stating that the Company's net tangible assets as of June 30, 1999 did not meet the minimum amount of $2,000,000 and the Company's eligibility for continued listing on The Nasdaq Stock Market is under review. While there can be no assurances that such transactions will be completed in a timely basis, the Company believes that completion of the private placement of convertible promissory notes and pending acquisition of MMKid would result in an increase the Company's net tangible assets in excess of the minimum requirement. There can be no assurance that future operating losses or other events will not result in the Company's ineligibility for listing on the Nasdaq Stock Market. See Part I,
            Item 2 -- "Additional Considerations and Risk Factors -- The Company May Not be Able to Maintain its Nasdaq Listing; Risk of Low-Priced Securities" above.

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

10.1              Letter of Intent ^

27                Financial Data Schedule

-------------------

* Incorporated by reference to the referenced document filed as an exhibit to the Company's Registration Statement on Form SB-2, Commission File No. 333-56023, filed on June 4, 1998, and amended on July 15, 1998 and August 3, 1998).

^ Incorporated by reference to the referenced document field as an exhibit to the Company's Form 8-K, filed on August 30, 1999.

         (b)      Reports on Form 8-K.

                  On August 30, 1999, the Company filed a Form 8-K relating to the signing of a Letter of Intent to acquire MMKid - Intelligence in Education, Ltd., an Israeli corporation. See Liquidity and Capital Resources in part I, Item 2 of this Form 10-QSB.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JENKON INTERNATIONAL, INC.

November 15, 1999                       /s/ DAVID A. EDWARDS
---------------------                   ---------------------------------------
Date                                    Chief Executive Officer, Interim Chief
                                        Financial Officer, Chairman and Director

November 15, 1999                       /s/ CLIFFORD DEGROOT
---------------------                   ---------------------------------------
Date                                    Controller and Principal Accounting
                                        Officer