Form 10QSB
period 1999-12-31
JENKON INTERNATIONAL INC
filed 2000-02-22
CIK 1019654

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 000-24637

                           JENKON INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                      Delaware                                 91-1890338
         ----------------------------------------------------------------
         State or other jurisdiction of                I.R.S. Employer
         incorporation or organization                 Identification No.

7600 N.E. 41st Street, Suite 350, Vancouver, Washington                 98662
-------------------------------------------------------------------------
Address of principal executive office                            Zip Code

Issuer's telephone number:  (360) 256-4400
                         ---------------------

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to
such filing requirements for the past ninety (90) days.  Yes   X    No
                                                            ------     -----

As of February 14, 2000, [5,501,617] shares of Common Stock were outstanding.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                          PART I - FINANCIAL STATEMENTS

         ITEM 1. FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999 (UNAUDITED)

                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE
                     MONTHS ENDED DECEMBER 31, 1999 AND 1998

                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR SIX MONTHS
                     ENDED DECEMBER 31, 1999 AND 1998

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         ITEM 5. OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                     December 31,
                                                                                         1999
-----------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                         $  3,122,788
    Short-term investments                                                                 306,376
    Trade receivables                                                                    1,769,920
    Other receivables                                                                      356,143
    Inventory                                                                              650,000
    Net assets of discontinued operations                                                  453,222
-----------------------------------------------------------------------------------------------------

Total current assets                                                                     6,658,449

PROPERTY AND EQUIPMENT                                                                     242,849

OTHER ASSETS, net                                                                          965,895
-----------------------------------------------------------------------------------------------------

Total assets                                                                          $  7,867,193
=====================================================================================================

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET

                                                                                           December 31,
                                                                                               1999
------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term bank credit and current maturities of
      long-term liability                                                                   $     865,234
    Accounts payable                                                                              393,596
    Other accrued liabilities                                                                     109,400
    Convertible debt, net of original issue discount of
      $3,825,377                                                                                  674,623
    Amount due to a company under common control                                                  677,072
------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                       2,719,925

Long-term liabilities
    Accrued severance payment                                                                     145,000
    Notes payable, net of current portion                                                       1,120,271
------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                               3,985,196

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, SERIES B, par value
     $.001, 1,208,000 shares issued and outstanding, liquidation
     preference of $10 per share                                                                  833,809
REDEEMABLE PREFERRED STOCK, SERIES C, par value
     $.001, 1,208,000 shares issued and outstanding, liquidation
     preference of $10 per share                                                                  833,809

STOCKHOLDERS' EQUITY
    Common stock, par value $.001; 20,000,000 shares authorized;
      5,633,398 shares issued, 5,476,944 shares outstanding                                         5,633
    Additional paid-in-capital                                                                  5,888,687
    Stock subscriptions receivable                                                                 (8,500)
    Rights in products acquired from a company under
      Common control                                                                           (1,750,000)
    Foreign currency translation                                                                  (13,119)
    Accumulated deficit                                                                        (1,568,322)
    Treasury stock, at cost, 156,454 shares                                                      (340,000)
------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                      2,214,379
------------------------------------------------------------------------------------------------------------

Total liabilities, preferred stock and stockholders' equity                                 $   7,867,193
============================================================================================================

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET



                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31,                                                      1999                1998
---------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)          (Unaudited)
NET SALES FROM PRODUCTS, SERVICES AND MARKETING
   RIGHTS                                                                          $   878,051        $    502,627

COST OF REVENUES                                                                       377,050             278,328
---------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                           501,001             224,299

OPERATING EXPENSES
   Selling and marketing                                                                67,933             103,543
   Product research, development and enhancements                                      223,677             162,816
   General and administration                                                           31,370              41,957
   Acquisition expense                                                                 344,713                   -
   Goodwill expense                                                                     12,460                   -
---------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                               680,153             308,316
---------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                                       (179,152)            (84,017)

OTHER EXPENSE
   Interest expenses, net                                                             (622,098)             (2,799)
---------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX AND DISCONTINUED OPERATIONS                                    (801,250)            (86,816)

PROVISION FOR INCOME TAX                                                                     -                   -
---------------------------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS                                                   (801,250)            (86,816)

LOSS FROM DISCONTINUED OPERATIONS, net of income tax                                   (98,123)                  -
---------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                           $  (899,373)            (86,816)
=====================================================================================================================

BASIC AND DILUTED LOSS PER SHARE
   Loss before discontinued operations                                             $     (0.57)       $      (0.28)
   Discontinued operations                                                               (0.07)                 -
---------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE                                                                 $     (0.64)       $      (0.28)
---------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic and diluted                                                                 1,401,349             312,558
=====================================================================================================================
                                                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS



SIX MONTHS ENDED DECEMBER 31,                                        1999                1998
-----------------------------------------------------------------------------------------------------
                                                                  (Unaudited)        (Unaudited)
NET SALES FROM PRODUCTS, SERVICES AND MARKETING
  RIGHTS                                                       $     1,266,838    $        740,743

TOTAL COST OF REVENUES                                                 470,053             388,099
-----------------------------------------------------------------------------------------------------

GROSS PROFIT                                                           796,785             352,644

OPERATING EXPENSES
   Selling and marketing                                               150,691             166,282
   Product research, development and enhancements                      262,860             311,196
   General and administration                                           82,389              50,504
   Acquisition expense                                                 344,713                   -
   Goodwill expense                                                     12,460                   -
-----------------------------------------------------------------------------------------------------
Total operating expenses                                               853,113             527,982
-----------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                        (56,328)           (175,338)

OTHER EXPENSE
   Interest expenses, net                                             (622,098)             (9,980)
-----------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX AND DISCONTINUED OPERATIONS                    (678,426)           (185,318)

PROVISION FOR INCOME TAX                                                     -                   -
-----------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS                                   (678,426)           (185,318)

LOSS FROM DISCONTINUED OPERATIONS, net of income taxes                 (98,123)                  -
-----------------------------------------------------------------------------------------------------

NET LOSS                                                       $      (776,549)           (185,318)
=====================================================================================================

BASIC AND DILUTED LOSS PER SHARE

   Loss before discontinued operations                         $         (0.67)   $          (0.59)
   Discontinued operations                                               (0.10)                  -
-----------------------------------------------------------------------------------------------------

NET LOSS PER SHARE                                             $         (0.77)   $          (0.59)
-----------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic and diluted                                                 1,013,233             312,558
=====================================================================================================
                                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



INCREASE IN CASH AND CASH EQUIVALENTS

SIX MONTHS ENDED DECEMBER 31,                                        1999              1998
---------------------------------------------------------------------------------------------------
                                                                  (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $      (776,549)    $   (185,318)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                      51,326           24,655
     Amortization of original issue discount                           623,703                -
     Change in net assets of discontinued operation                    (50,533)               -
     Loss from discontinued operations                                  98,123                -
     Decrease in other long-term liabilities                                 -           (1,536)
     Stock compensation and forgiveness of debt                        345,023                -
     Increase (decrease) from changes in operating
       assets and liabilities:
       Receivables                                                    (847,403)          56,225
       Long-term receivables                                                 -         (231,458)
       Prepaid and other assets                                       (325,540)          85,175
       Inventories                                                    (100,000)        (244,939)
       Accounts payable                                                327,627          117,398
       Accrued severance                                                (5,000)          (7,312)
       Deposits                                                         (4,763)              -
       Other accrued liabilities                                      (199,918)        (111,955)
---------------------------------------------------------------------------------------------------
Net cash used in operating activities                                 (863,904)        (499,065)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                  (71,969)         (90,266)
   Cash acquired in purchase                                           129,154                -
   Deposits                                                           (101,613)               -
---------------------------------------------------------------------------------------------------
   Net cash used in investing activities                               (44,428)         (90,266)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term credits received, net                                    (84,957)         137,965
   Loan payments                                                      (104,445)          (2,867)
   Loan proceeds                                                       951,296           19,470
   Proceeds from sale of common stock                                  210,304          645,136
   Decrease in amount due to a company under
     common control                                                          -         (205,381)
   Proceeds from sale of convertible debt, net of costs              3,038,444
---------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            4,010,642          594,323
---------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            3,102,310            4,992

CASH AND CASH EQUIVALENTS, beginning of period                          20,478                -
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                       $     3,122,788            4,992
=====================================================================================================
                                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


1.      STATEMENT OF               On December 16,  1999, Jenkon  International,
        INFORMATION                Inc. ("Jenkon") acquired all the outstanding
        FURNISHED                  common stock of Multimedia Kid -
                                   Intelligence in Education Ltd. (an
                                   Israeli corporation) ("MMKid"). The
                                   acquisition has been accounted for as a
                                   reverse acquisition. Accordingly the
                                   historical financial statements prior to
                                   December 16, 1999 are those of MMKid and Jenkon's operations are included from
                                   December 16, 1999 through December 31, 1999.

                                   In the opinion of management the accompanying unaudited financial statements contain all adjustments (including normal and recurring accruals) necessary to present fairly the financial position as of December 31, 1999, and the results of operations and cash flows for the three and six month periods ended December 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices.

                                   The results of operations for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for any other period or for the entire year.

                                   Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. MMKid's audited financial statements and notes for the years ended December 31, 1998 and 1997 are to be filed in the Form 8-K/A by February 29, 2000.

                                   A transition Form 10-K for MMKid for the six months ended June 30, 1999 will be filed by March 15, 2000.

2.      BUSINESS AND REVENUE       MMKid develops educational systems for
        RECOGNITION                kindergartens, schools, special education,
                                   management training and enrichment centers.
                                   MMKid's computer-based systems combine
                                   interactive software, playful didactic aides and unique electronic interfaces. MMKid's products are used to create educational, three dimensional computerized environments that combine physical components such as wooden blocks, task cards, worksheets and books with computer-based technologies.

                                   MMKid derives revenue primarily from the sale of Multimedia K.I.D. interactive learning systems and Action K.I.D. systems (an interactive learning center for children which is comprised of a physical wooden playground-like structure with activity points that provide electronic feedback to children).

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                                   Revenue from the sale of Multimedia K.I.D.
                                   systems is recognized at shipment. Revenue from the sale of Action K.I.D. systems are recognized when accepted by the customer.

              JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


3.      EARNINGS (LOSS) PER        The Company computes loss per common share
        COMMON SHARE               under SFAS No. 128, "Earnings Per Share,"
                                   which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue Common Stock were exercised or converted into Common Stock. Common stock equivalents from options, convertible debt, and preferred stock of 29,053,382 have not been included in the computation of diluted loss per common share as the effect would be antidilutive.

                                   As a result of the December 16, 1999 reverse acquisition, Jenkon issued 840,000 shares of Common Stock in exchange for 5,375 shares of MMKid Common Stock. This has been treated as a stock split of 156.28 for 1 and is retroactively reflected for all periods presented.

4.      ACQUISITION AND            On December 16, 1999, Jenkon entered into a
        DISCONTINUED               Stock Exchange Agreement and Plan of
        OPERATIONS                 Reorganization (the "Agreement") with MMKid
                                   and the holders of all MMKid's capital
                                   stock, to purchase all the outstanding
                                   capital stock of MMKid in exchange for
                                   840,000 shares of Common Stock, 1,208,000 shares of Series B Preferred Stock, and
                                   1,208,000 shares of Series C Preferred
                                   Stock. The acquisition has been accounted for as a reverse acquisition and accordingly the outstanding stock of Jenkon at December
                                   16, 1999 was valued at approximately
                                   $7,806,000. The Series B and Series C
                                   Preferred Stock will be convertible into an aggregate of 24,160,000 shares of Jenkon
                                   Common Stock and will have no voting or
                                   conversion rights unless and until the
                                   stockholders of Jenkon have approved the conversion rights of Series B and Series C
                                   Preferred Stock. Upon stockholder approval,
                                   (i) the Series B Preferred Stock will
                                   automatically convert into 12,080,000 shares of Common Stock, and (ii) the Series C
                                   Preferred Stock will have voting rights on an as-converted basis and will be convertible into an aggregate of 12,080,000 shares of Common Stock at such time as the revenues of MMKid exceed $1,700,000 for any 12 month period. In the event the annual revenue target is not reached by December
                                   31, 2001, all of the Series C Preferred
                                   Stock will be cancelled. Assuming all shares of Series B and Series C Preferred Stock are converted into Common Stock, the former stockholders of MMKid would hold approximately 73% of Jenkon's fully-diluted
                                   Common Stock after taking into account the Convertible promissory notes described in
                                   Note 5.

              JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


                                   In the event that Jenkon does not obtain stockholder approval of the grant of conversion rights to the Series B and Series C Preferred Stock prior to March 31, 2000 (or such later date as the holders the Series B and C Preferred Stock may agree), the shares of Series B and Series C Preferred Stock will be redeemable at the option of the holders thereof at a price of $10 per share for a total redemption price of $24,160,000.

4.      ACQUISITION AND            For accounting purposes, the acquisition has
        DISCONTINUED               been treated as a reverse acquisition
        OPERATIONS                 whereby MMKid acquired Jenkon. The assets
        (CONTINUED)                and liabilities of Jenkon have been recorded
                                   at estimated fair market value on the date of acquisition using the purchase method of accounting. The combined consolidated financial statements represent MMKid on a historical basis with the results of operations of Jenkon for the period from December 16, 1999 through December 31, 1999.
                                   At December 16, 1999, the purchase price exceeded the estimated net assets by approximately $7,590,600, which has been recorded as goodwill.

                                   Subsequent to the acquisition, on February
                                   14, 2000, Jenkon's Board of Directors
                                   approved the sale and plan of disposition of all its operating assets and liabilities associated with the software solutions for network marketing companies involved in the direct sales industry. In accordance with EITF 95-18, "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date occurs after the Balance Sheet Date but before the Issuance of Financial Statements", the discontinued operations have been reflected in the financial statements assuming the discontinued operations were recorded at the beginning of the period presented. The combined entity did not recognize a deferred tax benefit on the loss from discontinued operations due to a 100% valuation allowance provided on the deferred tax assets. The combined entity anticipates disposing of these operating assets and liabilities within one year of the measurement date. The loss on disposal is estimated to be $6,792,000, which represents net assets of $600,812, goodwill of $7,590,600, estimated operating losses subsequent to the discontinued operation measurement date of approximately $475,000 and accrued estimated run-off and other disposal costs of $75,000 less the expected purchase price of $850,000. In accordance with EITF 87-11, "Allocation of Purchase Price to Assets to Be Sold", the loss on disposal of $6,792,000 has been accounted for as an adjustment to the purchase price of MMKid and reduced goodwill recorded as a result of the reverse merger. The remaining goodwill of $798,600, after the purchase price adjustment, is being amortized over five years on a straight-line basis.

                                   Gross revenues for the discontinued
                                   operations for the three and six months ended December 31, 1999 were $1,999,300 and
                                   $2,181,700, respectively.

              JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


                                   The following table reflects unaudited pro forma combined results of operations of the combined entity on the basis that the acquisition had taken place at the beginning of each period presented:


                                                                    Three months ended       Six months ended
                                                                    December 31, 1999       December 31, 1999
                                  ---------------------------------------------------------------------------------
                                  Revenues                              $        878,000        $     1,267,000
                                  Net loss                                      (896,000)              (773,000)
                                  Net loss per common share                        (0.64)                 (0.76)
                                  =================================================================================

                                   In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the period.

5.      PRIVATE PLACEMENT          On December 16, 1999, Jenkon completed a
                                   private placement of an aggregate of
                                   $4,500,000 of Convertible Promissory Notes, of which $3,735,000 was collected on December 16, 1999. Such Notes are unsecured and bear interest at an annual rate of 12% from and after January 1, 2000 and are due and payable in full on or before April 1, 2000. Accrued interest is payable on February 1, 2000 and at maturity.

                                   The principal balance of the Notes are
                                   automatically converted into Common Stock of the Company at a conversion rate of $1.00 per share at such time as the Jenkon's stockholders have approved the issuance of such conversion shares.

                                   Original issue discount of $4,500,000 has been recorded for the difference between the reported market price of Jenkon's Common Stock when the Convertible Promissory Notes were issued and the Convertible Promissory Notes conversion price of $1.00 per share. The original issue discount will be amortized on a straight-line basis from the issue date to the expected date the Notes are to be converted and reported as interest expense in the statement of operations.

6.      INCOME TAXES               Due to the significant operating losses
                                   incurred by the Company for the six month period ended December 31, 1999 and 1998, the Company has recorded a 100% valuation allowance on its net deferred tax assets since management cannot determine whether it is more likely than not that the deferred tax assets may be realized.

7.      RELATED PARTY              RELATED PARTY TRANSACTIONS At December 31,
        TRANSACTIONS               1999, the Company agreed to forgive a
                                   receivable due from an officer of $116,573 and issue 50,000 shares of common stock valued at $228,450. This aggregate amount is recorded as acquisition expense on the consolidated statement of operations.

              JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


                                   During December 1999, the company paid to Jenetek, LLC, a Company owned and operated by a Board Member of the Company, consulting fees above and beyond the monthly amount set forth in the consulting agreement.

8.      FINANCIAL VIABILITY        The Company's consolidated financial
                                   statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the adequate resolution of the Company's near and long term liquidity needs. Although the Company raised capital through the private placement described above, it has and continues to experience negative cash flow. The Company's ability to continue as a going concern may be dependent on its ability to raise future capital and generate positive cash flow from operations. The consolidated financial statements do not include any adjustments relating to the Company's ability to continue as a going concern.

                                   In the event the shareholders approve the conversion of the Series B and C preferred stock and the convertible promissory notes, the Company believes it will have sufficient capital to meet its cash flow requirements for at least the next twelve months.

9.      FUNCTIONAL CURRENCY        The currency of the primary economic
                                   environment in which the operations of the Company are conducted is the U.S. dollar and Management therefore considers the functional currency to be the U.S. dollar.

Note 10 Inventory

Inventory is valued at the lower of cost or market on a FIFO (first in, first out) basis and the balance at December 31, 1999 is as follows:


         Raw materials                                          $360,000
         Work in process                                         210,000
         Finished goods                                           80,000
                                                                --------
                                                                $650,000
                                                                ========


Note 11 Short-term investments

Short-term investments are deposits with banks that have an initial maturity of three months or less.

Note 12 Property and equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives which range from approximately 3 to 15 years. Leasehold improvements are amortized on a straight line basis over the shorter of their lease term or estimated useful lives.

The balance at December 31, 1999 is as follows:


         Computer equipment                                     $230,775
         Furniture and fixtures                                   69,560
         Machinery                                                16,917
         Vehicles                                                 51,340
                                                                --------
                                                                 368,592
         Less accumulated depreciation                           125,743
                                                                --------
                                                                $242,849
                                                                ========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed below under "Additional Considerations and Risk Factors" herein.

The unaudited financial statements and the Management's Discussion and Analysis or Plan of Operations contained in this Form 10-QSB reflect the operations of MMKid for the six months ended December 31, 1999 and the operations of Jenkon International, Inc. since December 16, 1999, the date of the acquisition of MMKid by Jenkon. Because of the change in control, the acquisition of MMKid by Jenkon was accounted for as a reverse acquisition. Based on such accounting treatment, MMKid is reported as the surviving entity. The quarter ended December 31, 1998 as well as the portion of the quarter ended December 31, 1999 prior to December 16, 1999 include the operations of MMKid only.

              JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998

REVENUES. Total revenues increased 74.7% to $878,051 for the three months ended December 31, 1999 from $502,627 for the same period in 1998. The increase is primarily attributable to the sale of Action K.I.D. centers. During the three months ended December 31, 1999, one customer purchased an Action K.I.D. center that accounted for 57% of total revenue. The sale of two Action K.I.D. centers to two separate clients accounted for nearly all revenue during the three month period ended December 31, 1999.

COST OF REVENUES. Total cost of revenues increased by $98,722 or 35.5% to $377,050 for the three months ended December 31, 1999 as compared to $278,328 for the same period in 1998. This increase was primarily due to the increase in the number of Action K.I.D centers sold. As a percentage of revenues, cost of revenues decreased to 42.9% for the three months ended December 31, 1999 from 55.4% for the same period in 1998 due primarily to the economics of scale associated with increased production.

GROSS PROFIT. Gross profit increased by 123.4% to $501,001 for the three months ended December 31, 1999 from $224,299 for the same period in 1998. Overall gross profit as a percentage of total revenues increased to 57.1% for the three months ended December 31, 1999 from 44.6% for the same period in 1998, mainly as a result of the economics of scale associated with increased production.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 34.4% to $67,933 for the three months ended December 31, 1999 from $103,543 for the same period in 1998. The decrease is the direct result of a head count reduction in the marketing department.

              JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 37.4% to $223,677 for the three months ended December 31, 1999 from $162,816 for the same period in 1998. The increase is primarily related to the acceleration of the development of a new educational product to be named My K.I.D.

INTEREST EXPENSES. Interest expense is comprised primarily of the amortization of the original issue discount on the convertible debt. The remaining original issue discount of $3,825,377 will be expensed over the period from the issue date to the expected conversion date of the debt, which will convert upon shareholder approval on March 31, 2000.

ACQUISITION EXPENSES. Acquisition expenses for the three months ended December 31, 1999 are comprised of internal costs associated with the acquisition including the issuance of common stock and forgiveness of debt. Other direct costs of the acquisition have been capitalized as a component of the purchase price.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 25.2% to $31,370 for the three months ended December 31, 1999 from $41,957 for the same period in 1998. The decrease is primarily the result of a reduction in administrative and support personnel.

LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations represents the disposition of all the operating assets and liabilities associated with the software solutions for network marketing companies involved in the direct sales industry.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998

REVENUES. Total revenues increased 71.0% to $1,266,838 for the six months ended December 31, 1999 from $740,743 for the same period in 1998. The increase is primarily due to the sale of two Action K.I.D. centers during the six months ended December 31, 1999 versus one for the same period in 1998. During the six month period ended December 31, 1999 two clients accounted for 76.5% of total revenue. For the six month period ended December 31, 1998 one client accounted for 38.0% of total revenue.

COST OF REVENUES. Total cost of revenues increased by $81,954 or 21.1% to $470,053 for the six months ended December 31, 1999 as compared to $388,099 for the same period in 1998. This increase was primarily due to the increase in the number of Action K.I.D. centers sold. As a percentage of revenues, cost of revenues decreased to 37.1% for the six months ended December 31, 1999 from 52.4% for the same period in 1998 due primarily to the increase in revenue and the fixed cost of certain portions of the production process.

GROSS PROFIT. Gross profit increased by 125.9% to $796,785 for the six months ended December 31, 1999 from $352,644 for the same period in 1998. Overall gross profit as a percentage of total revenues increased to 62.9% for the six months ended December 31, 1999 from 47.6% for the same period in 1998, due primarily to the high margin associated with the sale of Action K.I.D. centers. The Company had two major Action K.I.D. center sales for the six months ended December 31, 1999 versus one major sale during the same period in 1998.

              JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


SELLING AND MARKETING EXPENSES. Selling and marketing expenses remained relatively consistent totaling $150,691 for the six months ended December 31, 1999 compared with $166,282 for the same period in 1998. The slight decrease was due to a reduction in marketing personnel.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 15.5% to $262,860 for the six months ended December 31, 1999 from $311,196 for the same period in 1998. The decrease resulted from a reduction in research and development personnel.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 63.1% to $82,389 for the six months ended December 31, 1999 from $50,504 for the same period in 1998. The increase is primarily the result of additional general and administrative costs added based on the anticipated future production and sales of Action K.I.D. centers.

INTEREST EXPENSES. Interest expense is comprised primarily of the amortization of the original issue discount on the convertible debt. The remaining original issue discount of $3,825,377 will be expensed over the period from the issue date to the expected conversion date of the debt, which will convert upon shareholder approval on March 31, 2000.

ACQUISITION EXPENSES. Acquisition expenses for the six months ended December 31, 1999 are comprised of internal costs associated with the acquisition including the issuance of common stock and forgiveness of debt. Other direct costs of the acquisition have been capitalized as a component of the purchase price.

LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations represents the disposition of all the operating assets and liabilities associated with the software solutions for network marketing companies involved in the direct sales industry.

LIQUIDITY AND CAPITAL RESOURCES

The Company has employment agreements with two of its executive officers as well as a Consulting and Non-Competition Agreement with a director and former officer of the Company. In general, assuming the remaining agreements are not terminated such agreements provide for total payments of not less than approximately $913,000 through the end of the fiscal year ending June 30, 2002, including payments ranging from approximately $30,000 to $33,000 per month during the fiscal year ending June 30, 2000. With the pending sale of the discontinued operations, one employment agreement as well as the consulting and Non-Competition Agreement will be assumed by the purchaser. An agreement pertaining to the remaining employment has been executed whereby the agreement will be no longer be honored in exchange for 50,000 shares and the forgiveness of approximately $117,000 in amounts owed the Company.

For the six months ended December 31, 1999, operating activities used net cash of $863,904 primarily due to a net loss of $776,549 combined with an increase in receivables of $847,403, offset by a decrease in payables of $327,627 and depreciation and amortization in the amount of $675,029. For the six months ended December 31, 1999, investing activities used net cash of $44,428 resulting primarily from the cash acquired in the purchase of $129,154 offset by deposits and purchase of property and equipment. Cash flows from financing activities provided cash of $4,010,642 for the six months ended December 31, 1999 due primarily to the combined proceeds of convertible debt (described below), issuance of stock and loan proceeds of $4,200,044 offset by loan payments of $104,445.

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

Net cash used in operating activities of $499,065 for the six months ended December 31, 1998 was primarily attributable to an increase in long-term receivables of $231,458, an increase in inventories of $244,939 and a net loss of $185,318. During the same period, net cash used in investing activities of $90,266 was attributable entirely to the purchase of fixed assets. Financing activities provided $594,323 primarily due to the proceeds from the sale of common stock of $645,136 combined with net short-term credits received of $137,965, which is offset by the decrease in the amount due to a company under common control of $205,381.

The Company's accounts receivable balance at December 31, 1999 was $1,769,920. Accounts receivable in the over 90-day category at December 31, 1999 was $1,653,000 or 93.5% of accounts. The number of day's sales in accounts receivable was 184 days, for the six months ended December 31, 1999. The increase in accounts receivable is directly related to the sale of long-term projects. The Company provides extended payment terms on these larger sales. There were no bad debts during the six months ended December 31, 1999.

During the three months ended December 31, 1999, the Company completed a $4,500,000 private placement of convertible promissory notes. The notes will accrue interest at 12% per annum and are due and payable in full on April 1, 2000 unless converted into common stock. Upon shareholder approval of conversion of the notes to common stock on or before February 28, 2000, the notes will be convertible into common shares of the Company at a conversion price of $1.00 per share.

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

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

INTERNAL TECHNOLOGY SYSTEMS

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

MAJOR VENDORS

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

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

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

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

ADDITIONAL CONSIDERATIONS AND RISK FACTORS

FOR PURPOSES OF THIS SUBSECTION, REFERENCES TO THE "COMPANY" SHALL REFER TO JENKON INTERNATIONAL, INC., A DELAWARE CORPORATION AND ITS SUBSIDIARIES TAKEN AS A WHOLE; REFERENCES TO "JENKON" SHALL REFER TO THE DIRECT SALES SOFTWARE BUSINESS CONDUCTED BY JENKON INTERNATIONAL, INC. THROUGH ITS SUMMIT V, INC. SUBSIDIARY; AND REFERENCES TO "MMKID" SHALL REFER TO THE EDUCATIONAL SYSTEMS BUSINESS CONDUCTED BY MULTIMEDIA K.I.D. INTELLIGENCE IN EDUCATION, LTD., AN ISRAELI CORPORATION.

IF STOCKHOLDER APPROVAL OF CONVERSION OF PREFERRED STOCK AND CONVERTIBLE PROMISSORY NOTES CANNOT BE OBTAINED ON A TIMELY BASIS, THE COMPANY MAY LACK THE CAPITAL RESOURCES TO REPAY CONVERTIBLE PROMISSORY NOTES OR REDEEM ITS PREFERRED SHARES. Pursuant to the terms of the Series B and Series C Preferred Stock, in the event that stockholder approval of the conversion of the Series B and Series C Preferred Stock is not approved by March 31, 2000 (or any later date as the majority of such preferred stockholders may approve), the Company may be required to redeem the preferred shares for an aggregate redemption price of approximately $24 million. In addition, in the event the Company's stockholders do not approve the conversion of the Convertible Promissory Notes into Common Stock prior to March 31, 2000 (or such later date as the holders of such notes may agree), the notes will be payable in full. The Company lacks the capital resources to redeem the preferred stock and to repay the Notes. Accordingly, in the event that stockholder approval of conversion of the preferred stock and convertible notes are not approved in a timely manner, the Company's financial position would be severely adversely affected.

CURRENT LIQUIDITY CONSTRAINTS RAISE DOUBTS REGARDING COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. As a result of the Company's near and long term liquidity needs, the Company's ability to continue as a going concern may be dependent on its ability to raise future capital and generate positive cash flow from operations. The Company believes that, upon any conversion of the Series B and Series C Preferred Stock and Convertible Promissory Notes into Common Stock, it will have sufficient capital resources to continue its operations for at least the next twelve months. However, if the Company's stockholders do not elect to approve such conversions or if the Company is required to fund the operations of Jenkon for longer than is currently expected, the Company's may not have sufficient capital resources to continue as a going concern.

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

JENKON HAS A HISTORY OF SIGNIFICANT LOSSES. Jenkon, as well as Redwood Technology, Inc., a Washington corporation formerly known as Jenkon Data Systems, Inc. ("Redwood Technology"), which operated certain assets of Jenkon prior to selling them to the Company in 1995, have a history of losses. Jenkon sustained net losses of approximately $265,000 and $1,546,000 for the fiscal years ended June 30, 1996 and 1997, respectively. Although the Company operated profitably in fiscal 1998, the Company incurred significant losses of $3,307,000 and $1,182,000 in the fiscal 1999 and the first quarter of fiscal 2000, respectively Such losses have and will continue to have a material adverse effect on the Company's business and financial condition.

IF THE COMPANY CANNOT SUCCESSFULLY SELL OR DISPOSE OF THE OPERATIONS OF JENKON, ITS FINANCIAL CONDITION WILL BE MATERIALLY AND ADVERSELY EFFECTED. As a result of Jenkon's continuing losses and the Company's lack of financial resources to continue to fund such losses, the Board of Directors of the Company has formal plans relating to the sale of the Jenkon business, including an offer and board approval (subject to closing conditions) for the sale to a group of directors, officers and employees of the Company. There can be no assurance that the Company will be able to successfully divest itself of Jenkon's operations on favorable terms. If the operating assets and liabilities of Jenkon cannot be sold on favorable terms and within the desired timeframe, the Company may be forced to discontinue Jenkon's operations which could materially and adversely affect the Company's financial condition and expose it to potential liabilities from Jenkon customers or other creditors of Jenkon.

MMKID HAS A LIMITED HISTORY OF OPERATIONS, A HISTORY OF LOSSES AND LIMITED REVENUES. MMKid has a limited history of operations, has not operated profitably andhas and continues to experience significant losses, including a loss of $801,250 in the quarter ended December 31, 1999 Moreover, MMKid has generated only limited revenues from the sale of products, services and marketing rights. There can be no assurance that MMKid will ever be able to generate significant revenues or profits from operations.

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

THE COMPANY MAY NEED ADDITIONAL CAPITAL. The Company's business involves the continued investment of funds towards the development of new products and modifications of existing products. To the extent that the Company continues to be unsuccessful in generating significant cash flow from operations in order to fund such development expenses and other operating costs, the Company will need to rely on outside financial sources for working capital. Moreover, because MMKid is in the early stages of its development and will require significant capital to implement its business planthe Company may require additional capital in order to operate its business. The Company currently has no significant bank line of credit and there can be no assurance that the Company will be able to obtain sources of outside financing on favorable terms, if at all, in the event that such financing is required in the future. To the extent that the Company's operations do not generate positive working capital or enable it to secure adequate outside financing, the Company's business would be materially and adversely affected.

NEW BUSINESS; ABILITY TO INTEGRATE AND MANAGE. The acquisition of MMKid has resulted in the Company operating a new business with respect to which it has little or no experience in a country (Israel) in which the Company's current Board of Directors has little experience. The business of MMKid, although software-related, is separate, distinct and not complimentary to Jenkon's historical business. Because of the differences between the Company's existing business and the business of MMKid, there will be little or no efficiencies or economies of scale that will result from the acquisition of MMKid. The Company's lack of experience and track record in the educational software and systems business, and the Company's inexperience with Israeli laws and business practices may result in the inability of the Company to effectively compete which may lead to operating losses and loss of standing in the industries in which the Company operates, any of which would have an adverse effect on the Company, its operations and financial condition.

OPERATIONS IN ISRAEL. MMKid's operations are based in Israel and, as a result, the Company's financial results and prospects are directly affected by economic, political and military conditions in Israel. Moreover, some of the Company's employees may be obligated to perform annual reserve duty in the Israeli Defense Forces and are subject to being called for active duty at any time upon the outbreak of hostilities. Any adverse economic, political or military developments in Israel could have a material adverse effect on the Company and its ability to operate.

RISKS OF SOFTWARE DEVELOPMENT IN GENERAL. The success of the Company is dependent upon its ability to deliver reliable, easy-to-use and technologically up-to-date product in general and software products in particular. Any failure of the Company's existing or new products to meet client specifications or expectations will have a material adverse effect on the Company's reputation and the demand for the Company's products. There can be no assurance that the Company's products will consistently meet such specifications or expectations. In addition, continued demand for the Company's products and services will depend on its ability to successfully anticipate customer demand and to integrate new and emerging technologies, features and standards into its software on a timely basis. Any failure by the Company to anticipate customer demand and to successfully integrate new features and standards into its software on a timely basis could adversely affect the Company's reputation, demand for its products and, as a result, its financial condition and results of operations.

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

DEPENDENCE ON SALES OF EXISTING PRODUCTS. Substantially all of MMKid's revenues have been derived from sales of its Action K.I.D. systems and substantially all of Jenkon's historical revenues have been derived from sales and related fees from its Summit V software. Accordingly, any event that adversely affects fees derived from the sale of such systems, such as competition from other products, significant flaws in the Company's products or incompatibility of software products with third party hardware or software products, negative publicity or evaluation, or obsolescence of the hardware platforms or software environments in which the systems run, would have a material adverse effect on the Company's results of operations. The Company's future financial performance will depend, in substantial part, on its ability to expand sales of its existing products while developing and successfully marketing new and enhanced products

COMPETITION. The educational products and software industries are highly competitive and is characterized by rapid technological change, rapidly changing customer preferences and little or no barriers to entry. There are several businesses, some of which may be better capitalized than the Company currently offering software similar in type or scope to the Company's products. The Company believes that the primary competitive factors for the provision of its software are price, technical expertise and quality, ease of use, variety of value-added services, reliability and security, customer support and geographic coverage. The Company's success will depend heavily upon its ability to provide high quality products and services. Other factors that will affect the Company's success in this market include the overall demand for educational products, the Company's ability to attract additional experienced marketing, sales, and management talent, and the expansion of worldwide support, training, and service capabilities. The Company's current and prospective competitors generally consist of other independent software providers such as Broderbund, Davidson & Associates, The Learning Company CVC Software and Others. Some or all of the Company's actual and potential competitors may have greater market presence, engineering, customer support and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than can the Company.

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

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE. The markets for both MMKid's and Jenkon's products are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current products and develop and successfully introduce and sell new products that keep pace with technological developments and respond to evolving end-user requirements and customer preferences. Any failure by the Company to anticipate or respond adequately to technological developments, customer demands or end-user requirements, or any significant delays in product development or introduction, could damage the Company's competitive position in the marketplace and reduce revenues. There can be no assurance

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future. Any failure to successfully develop and market new products and product enhancements would have a material adverse effect on the Company's results of operations and financial position.

RISK OF CREDITORS CLAIMS AND SUCCESSOR LIABILITY; RISKS OF PENDING LITIGATION. In July 1995, Summit V, Inc., a subsidiary of the Company, purchased and/or licensed substantially all of the assets, and Summit V, Inc. assumed certain contractual obligations and indebtedness from Redwood Technology, the developer of a substantial portion of the Company's SUMMIT V software technology. Because Redwood Technology may be deemed to have been rendered insolvent by the sale and license of certain of its assets to Summit V, Inc. and because of the commonality of ownership and management of Redwood Technology and Summit V, Inc. and/or because Summit V continued operating the business of Redwood Technology, the Company is or may be subject to claims by unsatisfied creditors of Redwood Technology challenging the rights of the Company to the SUMMIT V software technology or other assets acquired from Redwood Technology or alleging successor liability or other similar bases for liability. The Company believes that such claims could total as much as $120,000. There can be no assurance that claims for successor liability will not be made or that the Company's rights to the assets acquired from Redwood Technology, including the SUMMIT V software technology, will not be challenged. If any such claims or challenges are made and are successful, the Company's business and results of operations would be materially and adversely affected. Any payments made by the Company with respect to claims against Redwood Technology may benefit certain officers and directors of the Company who may be secondarily liable for such claims.

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

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

THE COMPANY MAY NOT BE ABLE TO MAINTAIN ITS NASDAQ LISTING; RISK OF LOW-PRICED SECURITIES. The Company's Common Stock is currently listed for trading on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's Common Stock must continue to be registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company must continue to have net tangible assets of at least $2,000,000, a public float of at least 500,000 shares with a market value of at least $1,000,000, at least 300 stockholders, a minimum bid price of $1.00 per share and at least two market makers. As previously reported, the Company has received a letter from the Nasdaq Listing Qualifications Division stating that the Company's net tangible assets as of June 30, 1999 did not meet the minimum amount of $2,000,000 and the Company's eligibility for continued listing on The Nasdaq Stock Market is under review. The Company believes that, upon stockholder approval of the conversion of preferred stock and convertible promissory notes into common stock, the Company's net tangible assets in excess of the minimum requirement. However, there can be no assurance that the Company will be able to maintain the standards for Nasdaq SmallCap Market inclusion with respect to its Common Stock. If the Company fails to maintain Nasdaq SmallCap Market listing, the market value of the Common Stock likely would decline and stockholders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

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

SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. Such fluctuations may be caused by many factors, including, but not limited to: the size and timing of individual orders; seasonality of revenues; lengthy sales cycle; delays in introduction of products or product enhancements by the Company or other providers of hardware, software and components for the Company's systems; competition and pricing in the educational products and software industry; market acceptance of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions by competitors; foreign currency exchange rates; mix of products sold; conditions or events in the direct sales industry; and general economic conditions. The Company does not typically maintain a significant backlog and therefore the revenue results for each quarter depend substantially on orders received and delivered in that quarter. As a result of the relatively high revenue amount per order and relatively low unit volume, any lost or delayed sales will have a disproportionately greater effect on the Company's revenues and quarterly results relative to companies that have higher unit sales volumes and less revenue associated with each sale. The Company's sales cycle is typically three to nine months from the time initial sales contact is made with a qualified prospect, making the timing of the Company's license fees difficult to predict and the Company's quarterly results difficult to forecast. The Company's expense levels are based in part on its forecasts of future revenues. Accordingly, since the majority of the Company's expenses are fixed in nature, the Company would not be able to quickly curtail expenses in response to a decline in revenues, and operating results for a given quarter would be adversely affected. As a result, revenues for any quarter are subject to significant variation and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

future performance. To the extent that the Company's Common Stock is publicly traded, fluctuations in operating results may also result in volatility in the market price of the Company's Common Stock.

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

FUTURE SALES OF RESTRICTED SHARES COULD ADVERSELY AFFECT PRICE OF COMMON STOCK AND LIMIT THE COMPANY'S ABILITY TO COMPLETE ADDITIONAL FINANCING. Sales of a substantial number of shares of Common Stock into the public market in the future could materially adversely affect the prevailing market price for the Company's Common. Upon any conversion of preferred shares and convertible notes issued in connection with the acquisition of MMKid and concurrent private placement, the Company will issue approximately 29,000,000 shares of Common Stock, a portion of which will be registered for resale and a portion of which will become eligible for resale pursuant to Rule 144 one year following the date of issuance. Such a large "over-hang" of stock eligible for sale in the public market may have the effect of (i) depressing the price of the Company's Common Stock, and (ii) making it difficult or impossible for the Company to obtain additional debt or equity financing.

STOCKHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION UPON CONVERSION OF PREFERRED STOCK AND CONVERTIBLE PROMISSORY NOTES. IN THE EVENT STOCKHOLDERS OF THE COMPANY ELECT TO APPROVE THE CONVERSION OF SERIES B AND SERIES C PREFERRED STOCK AND CONVERTIBLE PROMISSORY NOTES INTO COMMON STOCK, the Company will issue approximately 29,000,000 additional shares of its Common Stock. Because MMKid has limited net tangible assets and no historical earnings and because of the large number of shares being issued to MMKid stockholders and holders of convertible notes, the holders of Common Stock will experience significant dilution both in terms of ownership percentage and in terms of net tangible book value per share.

PART II - OTHER INFORMATION.

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

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

In November 1999, AmeriPlan Corporation ("AmeriPlan"), a Texas corporation, filed a demand for arbitration seeking a refund of approximately $100,000 in payments owing for software and services provided by Jenkon. AmeriPlan also is seeking an undetermined amount of consequential damages. Jenkon has denied that it owes AmeriPlan any of these amounts and has also filed a counterclaim for approximately $250,000 that is still owing under the parties' agreements. The arbitration hearing is scheduled for July 2000. Jenkon intends to vigorously pursue this litigation.

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

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

ITEM  5. OTHER INFORMATION.

On November 9, 1999, the Company received a letter from the Nasdaq Listing Qualifications Division stating that the Company's net tangible assets as of June 30, 1999 did not meet the minimum amount of $2,000,000 and the Company's eligibility for continued listing on The Nasdaq Stock Market is under review. The Company believes that the conversion of Series B and Series C Preferred Shares and the conversion of convertible promissory notes into Common Stock (upon stockholder approval of such conversions) will result in an increase the Company's net tangible assets in excess of the minimum requirement. However, there can be no assurance that future operating losses or other events will not result in the Company's ineligibility for listing on the Nasdaq Stock Market.

As a result of Jenkon's continuing losses and the Company's lack of financial resources to continue to fund anticipated future losses for a significant period, the Board of Directors of the Company has formal plans relating to the sale of the Jenkon business, including an offer and board approval (subject to closing conditions) for the sale to a group of directors, officers and employees of the Company, or, if the operating assets and liabilities of Jenkon cannot be sold on favorable terms and within the desired timeframe. There can be no assurance that the Company will be able to successfully divest itself of Jenkon's operations on favorable terms. If a sale of Jenkon's operations does not occur, it may be forced to discontinue Jenkon's operations which could materially and adversely affect the Company's financial condition and expose it to potential claims by Jenkon customers or other creditors of Jenkon.

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

EXHIBIT
NUMBER            DESCRIPTION

27                Financial Data Schedule

-------------------

         (b)      Reports on Form 8-K.

                  On December 30, 1999, the Company filed a Form 8-K relating to the closing of the private placement of $4,500,000 of $4,500,000 of convertible promissory notes and the completion of the acquisition of MMKid.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JENKON INTERNATIONAL, INC.

February 22, 2000                       /s/ DAVID A. EDWARDS
---------------------                   ---------------------------------------
Date                                    Chief Executive Officer, Interim Chief
                                        Financial Officer, Chairman and Director

February 22, 2000                       /s/ J. ROBERT CAVITT
---------------------                   ---------------------------------------
Date                                    President

February 22, 2000                       /s/ CLIFFORD DEGROOT
---------------------                   ---------------------------------------
Date                                    Controller and Principal Accounting
                                             Officer