Form 10-KT
period 1999-06-30
JENKON INTERNATIONAL INC
filed 2000-03-30
CIK 1019654

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KT

/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


/X/   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 1999 to June 30, 1999

Commission file number 000-24637

                           JENKON INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                Delaware                                91-1890338
    State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

   7600 N.E. Street, Suite 350, Vancouver, Washington       98662
    (Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:     360-256-4400

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.001 par value

Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   /X/  No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         Multimedia K.I.D. - Intelligence in Education, Ltd.'s revenues for the six months ended June 30, 1999 were $747,743 and for the year ended December 31, 1998 were $1,499,082. The foregoing does not include the revenues of Jenkon.

         The aggregate market value as at March 17, 2000 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $20,421,000 calculated on the basis of the closing price of such stock on the NASDAQ Small Cap Stock Market on that date. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses, if applicable); this should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's Common Stock as at March 17, 2000 was 5,502,935.

Transitional Small Business Disclosure Format (check one):  Yes / /   No  /X/

                                  INTRODUCTION

         On December 16, 1999, Multimedia K.I.D. - Intelligence in Education Ltd., an Israeli Corporation ("Multimedia" or the "Company") and the holders of all Multimedia's stock entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement" or "Transaction") and became a wholly-owned subsidiary of, Jenkon International, Inc. ("Jenkon").

         All periodic reports heretofore filed by the Company with the Securities and Exchange Commission have reflected only the operations and financial statements of Multimedia on a stand-alone basis.

         For financial accounting purposes only, the Transaction is treated as a "reverse acquisition" of Jenkon by Multimedia utilizing the "purchase" method of accounting. As a result, all financial statements of the Company included in this and future periodic reports filed by the Company but covering periods prior to December 16, 1999 will reflect only the results of operations, financial position and cash flows of Multimedia on a stand-alone basis. All consolidated financial statements of the Company for periods commencing December 16, 1999 will, in addition, include the results of operations, financial position and cash flows of Jenkon from and after that date.

         Subsequent to the Transaction, the Company elected to adopt Jenkon's June 30 fiscal year rather than Multimedia's December 31 fiscal year. Accordingly, this Transition Report on Form 10-KSB is being filed pursuant to Rule 13a-10(b) of the Securities Exchange Act of 1934 to file audited financial statements of Multimedia as of December 31, 1998 and June 30, 1999 and for the years ended December 31, 1997, December 31, 1998 and six months ended June 30, 1999.

         On March 15, 2000, Jenkon entered into a Stock Purchase Agreement and a Management Services Agreement (collectively the "Agreements") with JIA, Inc., a Company partly owned by current management of Summit V (a wholly owned subsideary of Jenkon), for the sale of all the outstanding stock of Summit V, Inc. Summit V, Inc. is Jenkon's historical direct sales software operating division. The sale is subject to shareholder approval and other customary conditions to closing.

                                     PART 1


ITEM 1.           BUSINESS

GENERAL

         Founded and incorporated in January 1996, Multimedia develops educational systems for kindergartens, schools, special education, management training and enrichment centers. The Company's systems combine interactive software, playful didactic aides and unique electronic interfaces. Such products have been marketed and installed in over 30 countries around the world. Multimedia's products provide educational, three dimensional computerized environments that combine physical components such as wooden blocks, task cards, worksheets and books with the latest computer based technologies.

         Pursuant to an agreement dated January 21, 1996, the Company was granted a right of first refusal to purchase all the rights to an interactive learning system named "Multimedia K.I.D." and a cognitive application named "Action K.I.D." from P.M.D. Technological and Educational Systems Ltd. ("PMD"). At the time the agreement was consummated, PMD was owned and operated by an executive officer and founder of Multimedia. Some of PMD's employees were transferred to the Company during 1996. The majority of PMD's employees were transferred in January 1998.

         In 1997, Multimedia was granted a Computer Software Award from the office of the Prime Minister of Israel in the category of "Special Innovation and Invention in Education."


BUSINESS STRATEGY

         Although there can be no assurance that the Company will be able to achieve its goals, the Company's business objective is to expand market penetration and to become a leader in the development of educational systems and related products. In order to achieve this objective, the Company's strategy includes the following elements:

         EXPAND GEOGRAPHIC MARKET PENETRATION. The Company believes that international markets provide significant opportunity for the Company to increase sales of its products. Given the increasing acknowledgement of the need for change in educational systems in many countries throughout the world and especially in the United States, Germany, France, the United Kingdom, Scandinavia, Italy and Spain, the Company intends to expand its geographic presence by expanding the focus of its sales and marketing efforts to these international markets as well as the Israeli market.

         INCREASE MARKET PENETRATION OF CORE PRODUCTS. The Company believes that its current base of clients represents only a small portion of the total number of education institutions and learning centers that are potential users of the Company's core products. The Company will attempt to increase the market penetration through more aggressive marketing and promotional effort and by continuing to forge partnerships with corporate market leaders and industry spokespeople.

         LEVERAGE CURRENT AND FUTURE CUSTOMER BASE. The Company believes that as its customer base expands, the use of the Company's educational systems will encourage other educators to utilize the system and thus open new opportunities to provide training and additional services. Additionally, the pedagogical methodology inherent in their products promotes substantial change in the educational structure of the institution thereby providing further opportunities to sell additional products.

         The success of the Company's business strategy will depend in part upon the Company's access to capital resources to fund any expansion as well as other factors such as market demand for its products, many of which are outside of the Company's control. See "Additional Considerations and Risk Factors" below.


CORE PRODUCTS.

         All the products developed by the Company are designed to provide a comprehensive educational environment that promotes the learning development process. Although all the products have been developed in English, the various systems have been localized into more than twenty different languages.

         ACTION K.I.D. Action K.I.D. is an interactive multi-dimensional, multi-activity education center. The computerized center integrates an auditory communications system, a video photography station, and vibrant visual instructional material into a programmed wooden playground-like structure, complete with a labyrinth, balance beam, bridge, ramps and ladders to create an interactive learning wonderland for children. Built into the structure is a touch system comprised of step-on keypads, a variety of hand buttons, touch screens, and other elements that receive, convey and record real-time information relevant to the task at hand.

         MY K.I.D. The My K.I.D. software system interfaces with an interactive activity unit, playful didactic items and colorful activity mats. The system incorporates multimedia software and is designed for individual or group work, depending on pedagogical needs. My K.I.D. focuses on developing language arts, and does so by integrating vocabulary from various fields and emphasizing the different aspects of language including grammar, expressive writing, reading comprehension and listening skills.

         K.I.DUCATION. The K.I.Ducation system is a comprehensive computer-assisted learning system. The system, with its built-in electronic panel, features soft-touch keys and icons, and the ability to function as a keyboard and mouse. The subjects addressed by the K.I.Ducation system are derived from a broad range of fields including nature, hygiene, electricity, arithmetic, biology and other fields commonly covered in educational settings. The system comes with a learning kit that includes hundreds of colorful manipulatives including template mats, task cards, picture cards, wood blocks, soft sponge numbers, dice and the all-inclusive Creative Workshop.

         EDULINE. The EDULine family of systems combine an activity table, interactive software, 3D objects, didactic tools and electronic interfaces. The systems are designed to provide flexibility to enable adaptation to all learning populations. In the EDULine family, such items as a Tactile Table and Illuminated Keyboard address the special needs framework.

The Company is also developing a new series of Home Products, in addition to the Company's current series. These products, called Spunky's Fun Keys, contain unique three-dimensional aides that are to be used in conjunction with the software.

TECHNOLOGY

         Similar to many other software packages, Multimedia's products utilize various technologies including operating systems provided by various suppliers. All the Company's products currently operate on the DOS operating system and Microsoft Windows 95-98 and NT.

         LANGUAGE. The programs developed by the Company which work on the DOS operating system use PASCAL. The programs that work on Windows operating systems use Lingo (Director) and Visual C++.

         SYSTEM REQUIREMENTS. The programs developed by the Company require a PC with a 486 or faster processor and a sound card.


CUSTOMERS

         The Company's products (including products sold or licensed by PMD), have been installed in over 30 countries around the world. The Company's strategy is to locate companies in various countries which will serve to market the Company's products. Typical customers include schools, learning centers, government offices and management training centers.

         The following table sets forth the approximate geographic distribution of Multimedia's sales for the six months ended June 30, 1999:


                                           Revenues              % of Total
                                          ---------              ----------
Romania                                    $331,240                44.3%
United States                               251,286                33.6
Israel                                      148,000                19.8
Other                                        17,217                 2.3
                                           --------               ------
Total                                      $747,743               100.0%
                                           ========               ======

         The Company's sales have historically been dependent upon a few major customers. The following table sets forth the approximate revenues from major single customers of Multimedia for the six months ended June 30, 1999 as well as the percentage of total revenues for the period:


                                           Revenues              % of Total
                                          ---------              ----------
Customer A                                 $331,240                44.3%
Customer B                                  251,286                33.6
Customer C                                  148,000                19.8
                                           --------               ------
Total                                      $730,526                97.7%
                                           ========               ======



SALES AND MARKETING

         SALES. The Company sells its products to customers through its direct sales force inside Israel. The Company has agreements with several companies to market and sell certain products in countries outside Israel. In addition, Company employees attend several technological education shows and participate in seminars organized by academic bodies.

         Substantially all of the Company's sales to date have been generated from sales of its Action K.I.D. Systems.

         MARKETING. The Company is currently upgrading its Web site. The site, among other things, will be used to increase the Company's exposure to the education industry. It will also be used to transfer didactic materials to the teachers utilizing the Company's products.

         The Company markets its products to four broad-based categories in the education industry:

                  EDUCATIONAL INSTITUTIONS. These institutions are often directed by government initiatives. They provide a forum for children and adults alike to learn through new and innovative technology incorporating cooperative group activities often not available in the home and other areas. These products are often customized according to the concepts being taught.

                  HOME PRODUCTS. This category is geared to learning in the home where competition is high. Products are not customized, but are differentiated from other off-the-shelf home learning systems by the tangible accessory items that are incorporated into the products.

                  LEARNING AND ENRICHMENT CENTERS. These centers are generally intended to cater to different sectors of the population that provide more specialized instruction.

                  COMMERCIAL PRODUCTS. The Company develops compact disc games for promotional use that are commissioned by external companies.

COMPETITION

         The market for educational products is highly competitive and is characterized by rapidly changing customer preferences and little or no barriers of entry. There are numerous businesses, many of which are better capitalized than the Company, currently offering software and other products directed at the same customer base. The Company believes that the primary competitive factors for the provision of its systems are performance specifications, sales price, customer service, brand name and service record. The Company's success will depend heavily upon its ability to provide high quality systems that meet customer specifications and are competitively priced. Other factors that will affect the Company's success in this market include the Company's ability to attract additional experienced marketing, sales, and management talent and the expansion of worldwide training capabilities.

         The Company's current and prospective competitors vary greatly from small private multimedia publishers with 10-20 employees to large international corporations with revenues in excess of $300 million in annual sales. The Company believes that their products are differentiated from nearly all their competitors by the uniqueness of the combination of technology, software and didactic aides that are incorporated into the products. Some or all of the Company's actual and potential competitors have greater market presence, engineering, marketing, sales and distribution capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to adapt more swiftly to new or emerging technologies and changes in customer specifications, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than can the Company.

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

         The Company believes that several factors will enable it to effectively compete, including a longer product shelf life for the Company's products than the shelf lives of regular multimedia educational products, ease of product adaptation, and a relatively short development cycle due to significant development experience. Other means that the Company believes it is able to differentiate itself from its competitors lie in the nature of the products themselves which are developed and tailored for school use, thereby making it easier for teachers to integrate the Company's products into the classroom.

 EMPLOYEES

         As of June 30, 1999, Multimedia had approximately 27 employees, all of which were full-time employees. None of the employees are represented by a labor union, and the Company considers its relations with employees to be good.


RESEARCH AND DEVELOPMENT

         Multimedia is currently developing a new line of products based on the technology contained in the Action K.I.D. system. One new application currently under development targets adults in management-level positions and is intended to impart management strategies and to enhance sales. The Company is also planning the development of a virtual helmet that will allow users to the systems to receive instructions and other applications.

         Since the beginning of the calendar year ended December 31, 1999, the Company's research and development activities have primarily been directed towards the development of the My K.I.D and Action K.I.D. systems. Research and development expenses were $319,467 for the six months ended June 30, 1999 and $697,611 and $223,486 for the years ended December 31, 1998 and 1997, respectively.


INTELLECTUAL PROPERTY

         The Company relies on a combination of trade secret laws and contractual restrictions to establish and protect its technology. The Company is in the process of registering certain trademarks. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies and products that are substantially equivalent or superior to the Company's technology and products. In addition, there can be no assurance that licenses for any intellectual property that may be required for the Company to provide services or develop products would be available on reasonable terms, if at all.

         The Company has not historically required trade secrecy and confidentiality agreements to be executed by its employees or independent software developers in order to protect its rights in its proprietary technology. The Company is in the process of requiring employees, contractors and distributors to execute such agreements. No assurance can be given that such measures will be effective in protecting the Company's rights in its present or future technology.

         The Company has filed applications with the Israeli Registry of Trademarks for My K.I.D. and five of the animated figures incorporated into the product. Additionally, the Company intends to file for U.S. trademarks for the same. There can be no assurance that tradename protection can be obtained for these names. Although the Company does not believe that its products or tradenames infringe upon the proprietary rights of any third parties and no third parties have asserted trademark, patent, or copyright infringement or other similar claims against the Company, there can be no assurance that third parties will not assert such claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to sell product in the United States or abroad. Such a judgement could have a material adverse effect on the Company's business, financial condition or results of operations.

         The laws of certain foreign countries where the Company distributes or intends to distribute its products do not effectively protect technology, trademarks or tradenames that the Company uses in its business and considers proprietary. The Company has not undertaken to investigate such laws or to assure that available protection is obtained.


ADDITIONAL CONSIDERATIONS AND RISK FACTORS RELATING TO MULTIMEDIA'S BUSINESS

      MULTIMEDIA HAS A HISTORY OF LOSSES AND HAS LIMITED REVENUES AND CAPITAL RESOURCES. Multimedia has not operated profitably and has experienced net losses of approximately $111,000 for the six months ended June 30, 1999 and approximately $50,000 and $428,000 for the fiscal years ended December 31, 1997 and 1998, respectively. Moreover, the Company's revenues from sales of products, services and marketing rights were approximately $748,000, $714,000 and $1,499,000 over the same periods. There can be no assurance that the Company will ever be able to generate significant revenues or profits from operations.

      NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE. The markets for the Company's products are characterized by technological change, evolving industry standards and frequent new product introductions and enhancements.
The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current products and develop and successfully introduce and sell new products that keep pace with market developments and respond to evolving end-user specifications. Any failure by the Company to anticipate or respond adequately to technological developments or end-user specifications, or any significant delays in product development or introduction, could damage the Company's competitive position in the marketplace and reduce revenues. The Company may need to increase the size of its product development staff in the near term to meet these challenges. There can be no assurance that the Company will be successful in hiring and training adequate product development personnel to meet its needs. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future. Any failure to successfully develop and market new products and product enhancements would have a material adverse effect on the Company's results of operations.

         RISKS OF PRODUCT DEVELOPMENT IN GENERAL. The success of the Company is dependent upon its ability to deliver reliable, easy-to-use and technologically up-to-date educational products. Any failure of the Company's existing or new products to meet client specifications or expectations will have a material adverse effect on the Company's reputation and the demand for the Company's products. There can be no assurance that the Company's products will meet such specifications or expectations. In addition, continued demand for the Company's products will depend on its ability to successfully anticipate customer demand and to integrate new and emerging technologies, features and standards into its products on a timely basis. Any failure by the Company to anticipate customer demand and to successfully integrate new features and standards into its products on a timely basis could adversely affect the Company's reputation, demand for its products and, as a result, its financial condition and results of operations.

         COMPETITION. The market for educational products is highly competitive and is characterized by technological change, rapidly changing customer preferences and little or no barriers to entry. There are many businesses, many of which are better capitalized than the Company, currently offering products similar in type or scope to the Company's products. The Company's success will depend heavily upon its ability to provide high quality products that meet the demand of educators and consumers. Other factors that will affect the Company's success in this market include the Company's ability to attract additional experienced marketing, sales, and management talent, and the expansion of worldwide support, training, and service capabilities. The Company's current and prospective competitors vary greatly from small private multimedia publishers with 10-20 employees to large international corporations with revenues in excess of $300 million in annual sales. Some or all of the Company's actual and potential competitors may have greater market presence, engineering, customer support and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than can the Company.

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

         SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. Such fluctuations may be caused by many factors, including, but not limited to: the size and timing of individual orders; seasonality of revenues; lengthy sales cycle; delays in introduction of products or product enhancements by the Company or other providers of components for the Company's systems; competition and pricing in the educational products industry; market acceptance of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions by competitors; foreign currency exchange rates; mix of products sold; conditions or events in the education industry;
and general economic conditions. The Company does not typically maintain a significant backlog and therefore the revenue results for each quarter depend substantially on orders received and delivered in that quarter. As a result of the relatively high revenue amount for certain products and relatively low unit volume of those systems, any lost or delayed sales will have a disproportionately greater effect on the Company's revenues and quarterly results relative to companies that have higher unit sales volumes and less revenue associated a particular product. The Company's sales cycle varies greatly with the different products. For the higher priced systems, the typical sales cycle is three to six months from the time initial sales contact is made with a qualified prospect, making the timing of the Company's revenues difficult to predict and the Company's quarterly results difficult to forecast. The Company's sales cycle relating to the lower costing products is anywhere from two weeks to two months. The Company's expense levels are based in part on its forecasts of future revenues. Accordingly, since a large portion of the Company's expenses are fixed in nature, the Company would not be able to quickly curtail expenses in response to a decline in revenues, and operating results for a given quarter would be adversely affected. As a result, revenues for any quarter are subject to significant variation and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. To the extent that the Company's Common Stock is publicly traded, fluctuations in operating results may also result in volatility in the market price of the Company's Common Stock.

         MANAGEMENT OF GROWTH. To manage its growth effectively, the Company will be required to continue to implement and improve its operating and financial systems and to expand, train and manage its employee base. There can be no assurance that the management skills and systems currently in place will be adequate if the Company continues to grow. In addition, although no acquisitions of companies or products, other than the reverse acquisition of Jenkon, are currently being negotiated, the Company may make acquisitions in the future. The Company's management has only limited experience with acquisitions, which involve numerous risks, including difficulties in the assimilation of acquired operations and products, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired companies.

         DEPENDENCE ON THIRD PARTY SOFTWARE AND HARDWARE. The Company's products incorporate and use software products and computer hardware and equipment developed by other entities. The operating systems on which the Company's products can function (Windows 95-98 and NT) have been developed or are owned by Microsoft Corporation. The computer hardware and equipment sold as part of the Company's turnkey system are manufactured by the Pentium Company (an Israeli Company), and others. There can be no assurance that all of these entities will remain in business, that their product lines will remain viable or that these products will otherwise continue to be available to the Company. If any of these entities ceases to do business, or abandons or fails to enhance a particular product line, the Company may need to seek other suppliers. This could have a material adverse effect on the Company's results of operations. In addition, there also can be no assurance that the Company's current suppliers will not significantly alter their pricing in a manner adverse to the Company.

         OPERATIONS IN ISRAEL. Multimedia's operations are based in Israel and, as a result, the Company's financial results and prospects are directly affected by economic, political and military conditions in Israel. Moreover, some of the Company's employees may be obligated to perform annual reserve duty in the Israeli Defense Forces and are subject to being called for active duty at any time upon the outbreak of hostilities. Any adverse economic, political or military developments in Israel could have a material adverse effect on the Company and its ability to operate.

         NEED FOR ADDITIONAL CAPITAL. The Company's business involves the continued investment of funds towards the development of new products and modifications of existing products as well as sales and marketing efforts related thereto. To the extent that the Company is unsuccessful in generating significant cash flow from operations in order to fund such investments in product development, sales and marketing, the Company will need to rely on outside financing sources for working capital. The Company currently has no significant bank line of credit and there can be no assurance that the Company will be able to obtain sources of outside financing on favorable terms, if at all, in the event that such financing is required in the future. To the extent that the Company's operation do not generate positive working capital or enable it to secure adequate outside financing, the Company's business would be materially and adversely affected.

                            OTHER CONSIDERATIONS

IF STOCKHOLDER APPROVAL OF CONVERSION OF PREFERRED STOCK AND CONVERTIBLE PROMISSORY NOTES CANNOT BE OBTAINED ON A TIMELY BASIS, JENKON WILL NOT HAVE
THE CAPITAL RESOURCES TO REPAY CONVERTIBLE PROMISSORY NOTES OR REDEEM ITS PREFERRED SHARES. Pursuant to the terms of the Series B and Series C
Preferred Stock, in the event that stockholder approval of the conversion of the Series B and Series C Preferred Stock is not approved by March 31, 2000
(or any later date as the majority of such preferred stockholders may approve), Jenkon may be required to redeem the preferred shares for an aggregate redemption price of approximately $24 million. In addition, in the event Jenkon's stockholders do not approve the conversion of the Convertible Promissory Notes into Common Stock prior to March 31, 2000 (or such later date as the holders of such notes may agree), the notes will be payable in full. Jenkon is currently attempting to obtain extensions of the stockholder approval deadline to May 31, 2000. If such extension cannot be obtained from Noteholders and holders of a majority of the Series B and Series C Preferred Stock, the Company would not have sufficient capital resources to redeem the preferred stock and to repay the Notes. Accordingly, in the event that stockholder approval of conversion of the preferred stock and convertible notes are not approved in a timely manner, the Company's financial position would be severely adversely affected.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company leases approximately 300 square meters of office and 180 square meters of factory space in Petach-Tikva, Israel. The Company also leases approximately 160 square meters of factory and warehouse space in Rosh Haain, Israel. The Company believes its facilities are adequate for its present needs and that suitable space would be available to accommodate its future needs.

ITEM 3.           LEGAL PROCEEDINGS

         Multimedia is not currently a party to any material lawsuit, claim or proceeding.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II
                                     -------

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Multimedia was not a publicly traded company as of June 30, 1999. Information regarding Jenkon is contained in Jenkon's Form 10-KSB for the fiscal year ended June 30, 1999.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE HEREIN. WHEN USED IN THE FOLLOWING DISCUSSIONS, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," AND SIMILAR EXPRESSIONS ARE

INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALY FROM THOSE PROJECTED, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "RISK FACTORS" BELOW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

GENERAL

         On December 16, 1999, Multimedia and the holders of all Multimedia's stock entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement" or "Transaction") and became a wholly-owned subsidiary of, Jenkon International, Inc. ("Jenkon"). As set forth in Note 13 in the accompanying financial statements of Multimedia, for financial reporting purposes the Merger is treated as the acquisition of Jenkon by Multimedia and is accounted for under the purchase method of accounting. Accordingly, the Company's reported results of operations for all periods prior to December 16, 1999 reflect only the results of operations of Multimedia.

         Therefore, results of operations and financial position of Jenkon (reflected in periodic reports filed by Jenkon covering periods ended prior thereto) and of Multimedia (reflected herein) prior to December 16, 1999 are not comparable to the consolidated results of operations of the Company subsequent to such date which will reflect the results of Jenkon (only since such date) and Multimedia (for the entire period). Furthermore, the following discussions and analyses concerns the results of operations and financial position of Multimedia on a stand-alone basis as of and for the six months ended June 30, 1998 and 1999. Accordingly, it is not necessarily indicative of the Company's (including Multimedia's and Jenkon's) results on a consolidated basis that are to be expected for a full year.

         Revenues from the sale of Action K.I.D. systems are recognized upon customer acceptance. Revenues from the sale of all other Multimedia products are generally recognized upon shipment.

         Research and development costs net of grants are charged to expenses as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs fo Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

         The Company and its predecessor, PMD, which operated certain assets of the Company prior to selling them to Multimedia in 1996, have a history of losses. The Company sustained net losses of $111,085 and $242,733 for the six months ended June 30, 1999 and 1998, respectively and $428,051 and $50,148 for the years ended December 31, 1998 and 1997, respectively.

         The Company has a history of concentrated revenue from single customers. During the six months ended June 30, 1999 three customers accounted for 97.7% of total revenues while two customers accounted for 93.8% of total revenues for the six months ended June 30, 1998. For the year ended December 31, 1998, three customers accounted for 88.2% of total revenues while for the year ended December 31, 1997, four customers accounted for 79.8% of total revenues for the same period in 1997. Similar or greater concentration of its total revenues among a limited number of customers may continue in the future. Any material decrease in total revenues among a limited number of customers may continue in the future. Any material decrease in total sales to any one the of company's largest customers that is not matched by corresponding increases in total sales to new or existing customers could have a material adverse effect on the Company's financial condition and results of operations and could threaten its economic viability. There can be no assurance that the Company will receive orders from any existing customers or from new customers.


RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

REVENUES. Total revenues were very similar between the two periods having decreased only $10,596 or 1.4% to $747,743 for the six months ended June 30, 1999 from $758,339 for the same period in 1998.

COST OF REVENUES. Cost of revenues decreased $114,332 or 35.5% to $207,363 for the six months ended June 30, 1999 from $321,695 for the same period in 1998. The decrease is primarily attributable to the hiring of outside consultants to develop products sold during the six months ended June 30, 1998. Nearly all product development related to cost of revenues during the six month period ended June 30, 1999 was completed by employees, thus reducing expenses significantly.

GROSS PROFIT. Gross profit increased 23.8% or $103,736 for the six months ended June 30, 1999 to $540,380 from $436,644 for the same period in 1998. Gross profit as a percent of total revenues increased to 72.3% in 1999 from 57.6% for 1998. The increases are a direct result of the decrease in consultant expenses as described under cost of revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by 17.3% or $66,948 to $319,467 for the six months ended June 30, 1999 from $386,415 for the same period in 1998. The decrease is primarily related to the completion of the development of two of the Company's major projects that required additional outside consultants for during the first half of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 4.9% or $14,037 to $270,487 for the six months ended June 30, 1999 from $284,524 for the same period in 1998. The small decrease is due to lower expenses related to overseas travel and related marketing activities slightly offset by a small increase in general and administrative expenses.

FINANCIAL EXPENSES. Financial expenses increased 629.0% or $53,073 to $61,511 for the six months ended June 30, 1999 from $8,438 for the same period in 1998. The increase is a direct result of the financing obtained to fund operations.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

REVENUES. Total revenues increased 109.9% or $785,051 to $1,499,082 for the year ended December 31, 1998 from $714,031 for the same period in 1997. The increase is directly related to the introduction of the Action K.I.D. system to the product line. The system's high retail price coupled with the sale of two Action K.I.D. systems during the year ended December 31, 1998 accounts for nearly the entire increase.

COST OF REVENUES. The cost of revenues increased by 154.6% or $431,033 to $709,794 for the year ended December 31, 1998 from $278,761 for the same period in 1997. The increase is primarily attributable to the transfer of employees from PMD to Multimedia during 1998 in addition to the materials for the Action K.I.D. systems sold during the year.

GROSS PROFIT. Gross profit increased 81.3% or $354,018 to $789,288 for the year ended December 31, 1998 from $435,270 for the same period in 1997. Overall gross profit as a percentage of total revenues decreased to 52.7% from 61.0% for the years ended December 31, 1998 and 1997, respectively. The decrease is attributable to a change in product mix, whereby the initial sales of Action K.I.D. did not have as high of a gross profit margin as the other products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 212.1% or $474,125 to $697,611 for the year ended December 31, 1998 from $223,486 for the same period in 1997. The increase is primarily attributable to the transfer of employees dedicated to research and development from PMD to Multimedia during 1998. Additionally, the Company directed significant efforts towards the development the Action K.I.D. and My K.I.D. systems during 1998 and the multilingual aspects of the products in general.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 110.9% or $263,568 to $501,310 for the year ended December 31, 1998 from $237,742 for the same period in 1997. The increase is primarily attributable to the transfer of employees dedicated to selling, general and administrative tasks from PMD to Multimedia during 1998.

FINANCIAL EXPENSES. Financial expenses decreased 23.9% or $5,772 to $18,418 for the year ended December 31, 1998 from $24,190 for the same period in 1997. The decrease is a result of the weakness of the Israeli currency against the US dollar. Interest payments made by the Company on its line of credit are paid in Israeli currency and are not dollar linked.

LIQUIDITY AND CAPITAL RESOURCES

The Company has employment agreements with five of its employees including one executive officer. The terms of the agreement with the executive officer provides for a monthly salary of 45,000NIS (approximately US $11,500 as of March 17, 2000) indexed to the Israeli Consumer Price Index and a contribution equal to 7.5% of gross salary to an advanced study fund under the officer's name. The agreement with the officer has an indefinite time period, but can be terminated by written notice at least 180 days prior to termination. The agreements with the remaining four employees provide for total monthly salary payments of 45,674NIS (approximately US $11,700 as of March 17, 2000). These four agreements have an indefinite time period, but can be terminated by written notice at least 90 days prior to termination.

For the six months ended June 30, 1999, operating activities used net cash of $795,394 primarily due to a net loss of $111,085, an increase in trade accounts receivable of $575,378 and a decrease in trade accounts payable of $184,723 offset by an increase in accounts payable other of $128,446. Investing activities used net cash of $237,693 due primarily to the investment in deposits of $204,763. Financing activities provided net cash of $1,048,492 during the six months ended June 30, 1999 as a result of the issuance of share capital of $850,000, an increase in short-term credit from banks and current maturities of long-term liabilities of $213,602 and proceeds from loans and capital leases of $548,704 offset by repayment of debt to a company under common control of $560,137.

For the year ended December 31, 1998, operating activities used net cash of $1,149,972 primarily due to a net loss of $428,051, an increase in trade accounts receivable of $490,012, a decrease in accounts payable other of $193,579 and an increase in inventory of $224,486 offset by a decrease in trade accounts payable of $85,310. Investing activities used net cash of $166,968 for the purchase of fixed assets. Financing activities provided net cash of $1,321,514 primarily due to the issuance of share capital of $495,136, receipts on account of shares of $1,000,000 and an increase in short-term credit from banks and current maturities of long-term liabilities of $142,689 offset by debt repayment to a company under common control of $330,488.


YEAR 2000

         Like many other companies, Multimedia is subject to risks from the Year 2000 computer issue. The Company has undertaken various initiatives intended to ensure that its computer systems, software and other operational equipment will function properly with respect to dates in the Year 2000 and thereafter.

         The Company has completed what it believes is a reasonable and thorough review of Year 2000 issues on its operations, liquidity and financial condition. The review includes identifying the related issues and risks that could have a material effect on the Company. To date, no significant issues have been identified with respect to the Company's systems or any significant third parties dealing with the Company. Identified issues or reasonably foreseeable circumstances are not expected to have a material affect on the Company's systems or operations.

         The Company has incurred insignificant costs related to its Year 2000 assessment, remediation and testing efforts, and does not anticipate any costs to be incurred with respect to Year 2000 issues of third parties. Any such expenses, if incurred, will be funded from operating cash flows. This estimate is subject to change as additional information is obtained in connection with the Company's assessment of the Year 2000 issue.

         The Company presently believes that Year 2000 issues will not pose significant problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's business, financial condition or results of operations, or adversely affect the Company's relationships with customers, vendors and others. Additionally, there can be no assurance that the Year 2000 issues of other entities, such as one or more of the Company's critical customers or suppliers, will not have a material adverse impact on the Company's systems or its business, financial condition or results of operations. The costs of the Company's Year 2000 assessment, remediation and testing efforts are forward-looking statements that are based upon management's best estimates.

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

         The introduction of the Euro is a significant event with potential implications for the Company's existing customers within countries participating in the European Monetary Union. As such, the Company has committed resources to conduct risk assessments and to take corrective actions, where required, to ensure that it is prepared for the introduction of the Euro.

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

NEW ACCOUNTING STANDARD

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by Statement of Financial Accounting Standards No. 137, issued by the FASB is effective for financial statements beginning after June 15, 2000. The new statement requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company does not expect adoption of SFAS No. 133 to have an effect on its financial position, or results of operations and any effect will be limited to the form and content of its disclosures.


FORWARD-LOOKING STATEMENTS

         When included in this Annual Report on Form 10-KT, the words "expects," "intends," "anticipates," "plans," "projects" and "estimates," and analogous or similar expressions are intended to identify forward-looking statements. Such statements, which include statements contained in Item 6 and Item 1 hereof, are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. For a discussion of certain of such risks, see the subsection of
Item 1
entitled "Risk Factors." These forward-looking statements speak only as of the date of this Transition Report on Form 10-KT. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



ITEM 7. FINANCIAL STATEMENTS

     See the Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-22


ITEM 8. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
        MULTIMEDIA

         The following information is presented with respect to the background of the officer and director of Multimedia as of June 30, 1999:

PESSIE GOLDENBERG, 46, is a founder and has served as Chief Executive Officer of Multimedia since the Company's incorporation and was appointed as a board member in December 1999. Prior to founding Multimedia, Mr. Goldenberg founded P.M.D., the previous owner of certain of the Multimedia's current assets. Since 1992, he has served as the Managing Director of PMD.

         The following information is presented with respect to the background of each person who is not an executive officer of Multimedia, but who is expected to make a significant contribution to the Company:

TZIPI BEN-AMI, 41, serves the Company as the Director of Product Development. Ms. Ben-Ami worked at PMD before transferring to the Company in 1996.

SIMA MASHALL, 34, serves the Company as Director of Administration. Ms. Mishal worked at PMD before transferring to the Company in 1996.

VLADAMIR TARNOPOLSKY, 43, serves the Company as the Head of Computer Programming. Mr. Tarnopolsky worked at PMD before transferring to the Company in 1996.

YONA MOST, 48, serves the Company as the Chief Graphics Designer. Ms. Yost worked at PMD before transferring to the Company in 1996.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation of Pessie Goldenberg, Multimedia's Chief Executive Officer. Mr. Goldenberg was Multimedia's only executive officer prior to the Merger whose cash compensation exceeded $100,000 during the Company's year ended June 30, 1999, for services in all capacities to Multimedia during the years ended June 30, 1999 and 1998.


                                                              Long-Term
                                    Annual Compensation      Compensation
                                    -------------------      -------------
                                                                            All Other
Name and Principal Position       Year        Salary          Options#    Compensation
---------------------------       ----        ------          --------    ------------


Pessie Goldenberg                 1999      $149,461(1)         400(5)      $19,855(2)
   Chief Executive Officer        1998      $ 75,781(3)          --         $10,335(3)(4)

--------------------------------




(1) The Company is a party to an employment agreement with Mr. Goldenberg which, as amended in connection with the Acquisition of PMD, provides for a revised annual salary of approximately $150,000, subject to increases and bonuses at the discretion of the Company's Board of Directors. Mr. Goldenberg's employment agreement may be terminated by him or by the Company at any time on 180 days written notice.

(2) "All Other Compensation" for fiscal 1999 includes (i) $2,116, representing the Company's contribution allocated to Goldenberg under the Company's Pension Plan in fiscal 1999 and (ii) $10,911, which was the Company's matching contribution in fiscal 1999 to Goldenberg's course fund (an Israeli employee benefit providing employees the opportunity to save money for certain employer permitted purposes) and (iii) $6,828, representing the Company's portion of Health and National Insurance.

(3) Mr. Goldenberg was only included on the payroll of Multimedia since January 1998. Prior to January 1998, he received a similar compensation package from PMD. Only his salary as was paid by Multimedia is included for 1998.

(4) "All Other Compensation" for fiscal 1998 includes (i) $1,157, representing the Company's contribution allocated to Goldenberg under the Company's Pension Plan in fiscal 1998 and (ii) $5,528, which was the Company's matching contribution in fiscal 1998 to Goldenberg's course fund and (iii)

           $3,650, representing the Company's portion of Health and National Insurance.

(5) Mr. Goldenberg was granted an option to purchase 400 ordinary shares of Multimedia in June 1999. The option is subject to certain performance criteria, vests at 24 months and has an exercise price of $1,250 per ordinary share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding ownership of Jenkon Common Stock is contained in Jenkon's Form 10K-SB for the fiscal year ended June 30, 1999. As of March 1, 2000, Pessie Goldenberg, a Director and Officer of the Company owned 234,418 shares of Jenkon Common Stock representing 4.26% of the outstanding Common Stock on such date. This ownership percentage does not include shares issuable upon conversion of Preferred Stock that is subject to approval by Jenkon's stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to an agreement dated January 21, 1996, the Company was granted a right of first refusal to purchase all the rights (the "Rights") to an interactive learning system named "Multimedia K.I.D." from P.M.D., at that time a company owned and operated by an executive officer of the Company, for $1,750,000.

    On March 15, 2000, Jenkon signed a Stock Exchange Agreement and Management Services Agreement for the sale of all the stock of its wholly owned Summit V subsidiary. The acquisition is contingent upon shareholder approval.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KT

                    (a)    Exhibits


EXHIBIT
NUMBER                      DESCRIPTION
--------                    -----------

10.1                        Form of Employment Agreement of Pessie Goldenberg







                                   SIGNATURES


                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MULTIMEDIA K.I.D.. LTD

Dated: March 28, 2000

                                              By:  /s/ Pessie Goldenberg
                                                   -----------------------------
                                                   Pessie Goldenberg
                                                   Chief Executive Officer

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Capacity
Date
---------                        --------


/s/ Pessie Goldenberg            Chief Executive Officer
------------------------         (Principal Executive Officer
March 28, 2000                   and Principal Accounting
Pessie Goldenberg                Officer)and Director


/s/ David A. Edwards             Director
------------------------
March 28, 2000
David A. Edwards

                 MULTIMEDIA KID - INTELLIGENCE IN EDUCATION LTD.

                    FINANCIAL STATEMENTS AS OF JUNE 30, 1999

                            (AN ISRAELI CORPORATION)


                                TABLE OF CONTENTS
                                -----------------

                                                                                           Page
                                                                                         ---------
Report of Certified Public Accountants                                                     F-1
Balance Sheets                                                                           F-2 - 3
Statements of operations                                                                   F-4
Statements of changes in shareholders' deficit                                             F-5
Statements of cash flows                                                                   F-6
Notes to  Financial Statements                                                           F-7 - 22

                          INDEPENDENT AUDITOR'S REPORT


TO THE SHAREHOLDERS OF
MULTIMEDIA KID - INTELLIGENCE IN EDUCATION LIMITED
ISRAEL

         We have audited the accompanying balance sheet of Multimedia Kid - Intelligence in Education Ltd. (the "Company") as of June 30, 1999 and the related statement of operations, changes in shareholders' deficit and cash flows for the six months ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

         In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of Multimedia Kid - Intelligence in Education Ltd. as of June 30, 1999 and the results of its operations and cash flows for the six months ended June 30, 1999 in conformity with generally accepted accounting principles in the United States.




Tel-Aviv, Israel
March 14,  2000



                                                   BDO SHLOMO ZIV & CO.
                                            CERTIFIED PUBLIC ACCOUNTANTS (ISR.)




                                    F-1-

                          INDEPENDENT AUDITOR'S REPORT


TO THE SHAREHOLDERS OF
MULTIMEDIA KID - INTELLIGENCE IN EDUCATION LIMITED
ISRAEL

         We have audited the accompanying balance sheet of Multimedia Kid
- Intelligence in Education Ltd. (the "Company") as of December 31, 1998 and 1997 and the related statement of operations, changes in shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

         In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of Multimedia Kid -Intelligence in Education Ltd. as of December 31, 1998 and 1997 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

Tel-Aviv, Israel
March 12, 2000



                                                       MOSHE HARPAZ
                                            CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

                                    F-1-

MULTIMEDIA KID - INTELLIGENCE IN EDUCATION LTD.
BALANCE SHEETS (IN U.S. DOLLARS)

                                                                                         JUNE 30,        DECEMBER 31,
                                                                                           1999              1998
                                                                                      ----------------  ----------------
ASSETS
CURRENT ASSETS:
   Cash                                                                                $   20,477        $    4,992
   Short term investments (Note 2)                                                         40,000             -
   Accounts receivable (Note 9a)
      Trade                                                                               918,813           295,315
      Other                                                                               147,176            68,725
   Inventories (Note 9b)                                                                  550,000           534,939
                                                                                          -------           -------
      TOTAL CURRENT ASSETS                                                              1,676,466           903,971
                                                                                          -------           -------


LONG-TERM RECEIVABLE:
   Net of current maturities (Note 9c)                                                    183,438           231,558
                                                                                          -------           -------

LONG-TERM INVESTMENTS:
   Long-term investment (Note 2)                                                          160,000             -
   Severance pay fund (Note 5)                                                             73,108            51,578
                                                                                          -------           -------
                                                                                          233,108            51,578
                                                                                          -------           -------

FIXED ASSETS: (Note 3)
   Cost                                                                                   296,623           263,693
   Less - accumulated depreciation                                                         86,877            54,745
                                                                                          -------           -------
                                                                                          209,746           208,948
                                                                                          -------           -------






                                                                                         --------          --------
                                                                                       $2,302,758        $1,396,055
                                                                                       ==========        ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                      F-2-

                                                                                         JUNE 30,        DECEMBER 31,
                                                                                           1999              1998
                                                                                      ----------------  ----------------
LIABILITIES AND SHAREHOLDERS DEFICIT
CURRENT LIABILITIES:
   Short-term credit from bank and current maturities
      of long-term liability (Note 9d)                                                    $  798,695     $  438,863
   Accounts payable and accruals:
      Trade                                                                                   65,969        250,692
      Other (Note 9e)                                                                        309,318        180,872
   Amount due to PMD - a company under common
      control - net (Note 1a(2))                                                             677,072      1,237,209
                                                                                            --------       --------
      TOTAL CURRENT LIABILITIES                                                            1,851,054      2,107,636
                                                                                            --------       --------

LONG-TERM LIABILITIES:
   net of current maturities (Note 4)                                                        498,024         80,866
                                                                                            --------       --------

ACCRUED SEVERANCE PAY (Note 5)                                                               150,000        142,788
                                                                                            --------       --------

COMMITMENTS (Note 6)
                                                                                            --------       --------
      TOTAL LIABILITIES                                                                    2,499,078      2,331,290
                                                                                            --------       --------

SHAREHOLDERS DEFICIT:
   Share capital - Ordinary Shares of NIS 1 par value
      authorized: 23,000 shares;
      issued and outstanding: June 30, 1999 - 4,000 shares;
      December 31, 1998 - 2,000 shares                                                         1,082            588
   Additional paid in capital                                                              2,344,372        494,866
   Receipts on account of shares                                                             -            1,000,000
   Rights in products acquired from a company under
      common control (Note 1a(2))                                                         (1,750,000)    (1,750,000)
   Accumulated deficit                                                                      (791,774)      (680,689)
                                                                                           ---------       --------
      TOTAL SHAREHOLDERS DEFICIT                                                            (196,320)      (935,235)
                                                                                           ---------       --------

                                                                                           ---------       --------
                                                                                          $2,302,758     $1,396,055
                                                                                          ==========     ==========




                                      F-3-

MULTIMEDIA KID - INTELLIGENCE IN EDUCATION LTD.
STATEMENTS OF OPERATIONS  (IN U.S. DOLLARS)

                                                                 FOR THE SIX MONTHS ENDED             FOR THE YEAR ENDED
                                                              ------------------------------- -----------------------------------
                                                                 JUNE 30,        JUNE 30,       DECEMBER 31,      DECEMBER 31,
                                                                   1999            1998             1998              1997
                                                              ------------------------------- ----------------- -----------------
                                                                                UNAUDITED

Revenues (Note 10a)                                                $ 747,743       $ 758,339     $1,499,082         $ 714,031
Cost of revenues (Note 10b)                                          207,363         321,695        709,794           278,761
                                                                     -------         -------       --------            ------
      Gross profit                                                   540,380         436,644        789,288           435,270
Research and development costs (Note 1e)                             319,467         386,415        697,611           223,486
Selling, general and administrative expenses (Note 10c)              270,487         284,524        501,310           237,742
                                                                     -------         -------       --------            ------
    Operating loss                                                    49,574         234,295        409,633            25,958
Financial expenses, net (Note 10d)                                    61,511           8,438         18,418            24,190
                                                                     -------         -------       --------            ------
       Net loss                                                    $ 111,085       $ 242,733     $  428,051        $   50,148
                                                                   =========       =========     ==========        ==========


Basic and diluted net loss per share (Note 12)                     $  33.33        $  182.09     $   256.78        $   50.15
                                                                     ========       ========      =========         =========
Weighted average number of common stock outstanding                   3,333            1,333          1,667            1,000
                                                                      =====            =====          =====            =====



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                      F-4-

MULTIMEDIA KID - INTELLIGENCE IN EDUCATION LTD.
-----------------------------------------------

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT (IN U.S. DOLLARS)
----------------------------------------------------------------

FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998 AND FOR THE SIX MONTHS ENDED
---------------------------------------------------------------------------

JUNE 30, 1999
-------------



                                            NUMBER OF                       ADDITIONAL   RECEIPT ON
                                            ORDINARY                         PAID-IN     ACCOUNT OF
                                             SHARES       SHARE CAPITAL      CAPITAL       SHARES
                                          ------------- ----------------- ------------- -------------

BALANCE AS OF JANUARY 1, 1997 ..             1,000         $  318         $     -      $     -

   Net loss ....................              -               -                  -            -
                                             -----         ------          ----------    -----------
BALANCE AS OF DECEMBER 31, 1997              1,000            318                -            -

   Issuance of share capital ...             1,000            270             494,866         -
   Receipts on account of shares              -               -                  -        1,000,000
   Net loss ....................              -               -                  -            -
                                             -----         ------          ----------    -----------
BALANCE AS OF DECEMBER 31, 1998              2,000            588             494,866     1,000,000

   Issuance of share capital ...             2,000            494           1,849,506    (1,000,000)
   Net income ..................              -               -                  -            -
                                             -----         ------          ----------    -----------
BALANCE AS OF JUNE 30, 1999 ....             4,000         $1,082          $2,344,372   $     -
                                             =====         ======          ==========    ===========

                                             RIGHTS IN PRODUCTS
                                              ACQUIRED FROM A                               TOTAL
                                               COMPANY UNDER           ACCUMULATED      SHAREHOLDERS'
                                              COMMON CONTROL             DEFICIT           DEFICIT
                                           --------------------     ----------------  ----------------

 BALANCE AS OF JANUARY 1, 1997 ..              $(1,750,000)           $  (202,490)       $(1,952,172)

   Net loss ....................                    -                     (50,148)           (50,148)
                                               ------------           ------------       ------------
BALANCE AS OF DECEMBER 31, 1997                 (1,750,000)              (252,638)        (2,002,320)

   Issuance of share capital ...                    -                        -               495,136
   Receipts on account of shares                    -                        -             1,000,000
   Net loss ....................                    -                    (428,051)          (428,051)
                                               ------------           ------------       ------------
BALANCE AS OF DECEMBER 31, 1998                 (1,750,000)              (680,689)          (935,235)

   Issuance of share capital ...                    -                        -               850,000
   Net income ..................                    -                    (111,085)          (111,085)
                                               ------------           ------------       ------------
BALANCE AS OF JUNE 30, 1999 ....               $(1,750,000)           $  (791,774)       $  (196,320)
                                               ============           ============       ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MULTIMEDIA KID - INTELLIGENCE IN EDUCATION LTD.
-----------------------------------------------

MULTIMEDIA KID - INTELLIGENCE IN EDUCATION LTD.
-----------------------------------------------

STATEMENTS OF CASH FLOWS (IN U.S. DOLLARS)
------------------------------------------


                                                                     SIX MONTHS ENDED               FOR THE YEAR ENDED
                                                               ----------------------------- ----------------------------------
                                                                 JUNE 30,        JUNE 30,      DECEMBER 31,      DECEMBER 31,
                                                                   1999           1998            1998              1997
                                                               -------------- -------------- ----------------  ----------------
                                                                                 UNAUDITED
CASH FLOW FROM OPERATING ACTIVITIES:

   Net loss                                                     $ (111,085)    $ (242,733)    $  (428,051)     $    (50,148)
   Adjustments to reconcile net loss to net cash
       used in operating activities
      Depreciation and amortization                                 32,152         13,588          38,243            13,233
      Increase in accrued severance pay, net                         7,212         93,398          86,186             8,002
      Linkage differences on long-term loans and
       other long-term liabilities                                   1,574           (588)         (2,124)            -
   Changes in operating asset and liability items:
      Increase in accounts receivable:
         Trade                                                    (575,378)      (314,679)       (490,012)          (11,610)
         Other                                                     (78,451)      (106,634)        (21,459)           (6,109)
      Increase (decrease) in accounts payable and accruals:
         Trade                                                    (184,723)       (32,088)         85,310            13,386
         Other                                                     128,446        (81,624)       (193,579)           62,146
      Decrease (increase) in inventories                           (15,061)        20,453        (224,486)         (205,420)
                                                                -----------    -----------    ------------     -------------
      NET CASH USED IN OPERATING ACTIVITIES                       (795,314)      (650,907)     (1,149,972)         (176,520)
                                                                 -----------    -----------    ------------     -------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                        (32,930)       (76,702)       (166,968)          (42,650)
   Deposits                                                       (204,763)         -                -                -
                                                                -----------    -----------    ------------     -------------
      NET CASH USED IN INVESTING ACTIVITIES                       (237,693)       (76,702)       (166,968)          (42,650)
                                                                -----------    -----------    ------------     -------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuance of share capital                                       850,000        495,136         495,136             -
   Receipts on account of shares                                     -            354,864       1,000,000             -
   Increase in short-term credit from banks and current
      maturities of long-term liabilities                          213,602          4,724         142,689           164,317
   Net change in amount due to PMD - a company under  common
      control                                                     (560,137)      (125,107)       (330,488)           51,736
   Long-term loans received                                        548,704           -             19,470             -
   Discharge of long-term loan and other long-term
      liabilities                                                   (3,677)        (2,426)         (5,293)            -
                                                                -----------    -----------    ------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,048,492        727,191       1,321,514           216,053
                                                                -----------    -----------    ------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                15,485           (418)          4,574            (3,117)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD             4,992            418             418             3,535
                                                                -----------    -----------    ------------     -------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD             $    20,477    $        -     $      4,992     $         418
                                                                ===========    ===========    ============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :
      NET CASH PAID DURING THE PERIOD FOR INTEREST             $    68,864    $    13,478    $     33,257     $      51,544
                                                                ===========    ===========    ============     =============

NON CASH ACTIVITIES :
      RECEIPT ON ACCOUNT OF SHARES WHICH WERE CONVERTED INTO
         COMMON STOCKS                                         $(1,000,000)   $        -     $        -        $      -
                                                                ===========    ===========    ============     =============

      CAPITAL LEASE                                            $     -        $        -     $        -        $     27,631
                                                                ===========    ===========    ============     =============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MULTIMEDIA KID - INTELLIGENCE IN EDUCATION LTD.
-----------------------------------------------

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
-----------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

The significant accounting policies are as follows:

A.   GENERAL:

      1.    NATURE OF OPERATIONS:

     Multimedia Kid - Intelligence in Education Ltd. (hereafter: "the Company")
- an Israeli corporation - was incorporated in January 1996 and commenced operations on February 1, 1996. The Company develops and markets interactive learning systems which use computers in a multimedia environment, as well as develops educational software on behalf of others.

      2.    TRANSACTIONS WITH PMD:

     Pursuant to an agreement dated January 21, 1996, the Company was granted a right of first refusal to buy all the rights ("the rights") to an interactive learning system named "Multimedia Kid" and of the cognitive application named "Action Kid" from P.M.D. Technological and Educational Systems (1992) Ltd. ("PMD"), a company under a common control at that time, for $1,750,000 ("the purchase price"). In accordance with applicable accounting standards, this amount was carried to shareholders' equity, as a separate item.

     On April 2, 1998, the Company and PMD agreed to transfer the ownership in the above rights to the Company. The parties further agreed that the remaining balance of the purchase price at April 2, 1998 and at December 31, 1997, of $1,433,000, would be fully paid no later than December 31, 1999. The amount was paid in January 2000.

     In 1998, the majority of PMD's employees were transferred to the Company. Upon transfer, the Company received approximately $47,000 from PMD to compensate the Company for severance pay liability, which accrued in respect of those employees through the date of transfer.

     On March 9, 1998, the Company acquired tangible assets and inventory for $100,000 from PMD. Moreover, PMD undertook to transfer all orders and payments it receives to the company.

MULTIMEDIA KID - INTELLIGENCE IN EDUCATION LTD.
-----------------------------------------------

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
-----------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONT.):

A.   GENERAL:

     3. FUNCTIONAL CURRENCY:

     The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar ("dollar" or "$"). Most of the Company's revenues are derived in Israeli currency linked to the dollar or dollars. Most of the components of the products that the Company develops and markets are purchased in Israeli currency linked to the dollar or in dollars. To the extent that the Company's revenues are derived, and expenses are incurred, in Israeli currency linked to the dollar, contract amounts are stated in dollars and settled in Israeli currency linked to the changes in the exchange rate between the dollar and Israeli currency. Thus the functional currency of the Company is the dollar.

     Transactions and balances originally denominated in dollars or linked thereto are presented at their original amounts. Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions and other items (stated below) reflected in the statements of operations, the following exchange rates are used:

     (1) For transactions - exchange rates at transaction dates or average rates and;
     (2) For other items (derived from non-monetary balance sheet items such as depreciation and changes in inventories) - historical exchange rates. The resulting currency transaction gains or losses are carried to financial income or expenses, as appropriate.

     4. ACCOUNTING PRINCIPLES:

     The financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States.

     5. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

MULTIMEDIA KID - INTELLIGENCE IN EDUCATION LTD.
-----------------------------------------------

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
-----------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONT.):

B.   INVENTORIES:

     Inventories are valued at the lower of cost or market value on a FIFO (first-in, first out) basis.

C.   FIXED ASSETS:

     Fixed assets are stated at cost and are depreciated on a straight-line basis over their estimated useful lives.

     The estimated useful life are as follows:

                                                           YEARS
                                                           -----
             Computer equipment                             3-4
             Office furniture and equipment                 5-17
             Machinery                                      7-10
             Vehicle                                         7

D.   REVENUE RECOGNITION:

     According to agreements, revenues from the sales of Multimedia Kid and other products are generally recognized upon shipment. Revenues from sale of Action Kid systems are recognized upon acceptance by the customer.

E.   RESEARCH AND DEVELOPMENT COSTS:

     Research and development costs net of grants include the direct expenses associated with employees identified by management as research and development employees. Under FAS 86, software development costs are charged to income as incurred, until technological feasibility is established. This is determined when detailed design is completed and verified, or, in case detailed design is not applicable, a working model has been completed and tested.

F.   ROYALTY-BEARING GRANTS:

     Royalty-bearing grants from the Government of Israel for funding certain approved research projects and for funding marketing activity are recognized at the time the Company is entitled to such grants on the basis of the related costs incurred.

G.   INCOME TAXES:

     The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes". This statement prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

MULTIMEDIA KID - INTELLIGENCE IN EDUCATION LTD.
-----------------------------------------------

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
-----------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONT.):

H.   EARNINGS (LOSS) PER SHARE:

     Earnings (loss) per share are computed based on the weighted average number of Ordinary Shares outstanding during each year, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, "Earning Per Share".

I.   CONCENTRATIONS OF CREDIT RISK:

     Financial instruments which potentially subject the company to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company's cash and cash equivalents are invested primarily in deposits with major banks worldwide. Management believes that the financial institutions that hold the Company's investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments. The Company's trade receivables are derived from sales to customers located primarily in the U.S., Europe, Brazil and Israel.

J.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amounts of cash and cash equivalents, trade receivables, other accounts receivable, credit from banks and others and liabilities to suppliers are equivalent or approximate to their fair value.

K.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), as amended by statement 137. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company does not expect the impact of this new statement on the Company's balance sheets or results of operations to be material.

MULTIMEDIA KID - INTELLIGENCE IN EDUCATION LTD.
-----------------------------------------------

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
-----------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONT.):

L.   UNAUDITED INFORMATION:

     The financial statements include the unaudited statements of operations and cash flows for the six months ended June 30, 1998. In management's opinion, this unaudited information has been prepared on the same basis as the audited financial statements and reflects all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the financial information, in accordance with generally accepted accounting principles, for the period presented.

M.   DATA REGARDING THE EXCHANGE RATE AND THE ISRAELI CONSUMER PRICE INDEX
     ("CPI"):


                                                                  JUNE 30                       DECEMBER 31
                                                     -------------------------------- --------------------------------
                                                          1999             1998            1998             1997
                                                     ---------------  --------------- ---------------  ---------------
      Index (in points)                                 104.8             99.0           105.2             96.8
      U.S. dollar (NIS per U.S. dollar)                  4.07             3.67            4.16             3.54



                                                                           PERCENTAGE OF CHANGE
                                                     -----------------------------------------------------------------
                                                        SIX MONTHS ENDED JUNE 30,         YEAR ENDED DECEMBER 31,
                                                     -------------------------------- --------------------------------
                                                          1999             1998            1998             1997
                                                     -------------------------------- ---------------  ---------------

      Index                                            (0.38)             2.27            8.62             6.99
      U.S. dollar (NIS per U.S. dollar)                (2.02)             3.67           17.65             8.77


NOTE 2 - SHORT TERM INVESTMENTS :

     Deposit with bank bears interest at a rate of 5.56% as at June 30, 1999. The deposit is pledged in order to secure lease guarantees for a period of 5 years (see note 4).

MULTIMEDIA KID - INTELLIGENCE IN EDUCATION LTD.
-----------------------------------------------

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
-----------------------------------------------

NOTE  3 - FIXED ASSETS:

COMPOSITION OF ASSETS, GROUPED BY MAJOR CLASSIFICATIONS, IS AS FOLLOWS:


                                                                    COST                    ACCUMULATED DEPRECIATION
                                                       --------------------------------  -------------------------------
                                                       JUNE 30, 1999    DECEMBER 31,       JUNE 30,      DECEMBER 31,
                                                                            1998             1999            1998
                                                       --------------  ----------------  -------------  ----------------

    Computer equipment                                    $173,118        $144,319           $66,451        $42,281
    Office furniture
      and equipment                                         55,567          51,436             6,693          3,530
    Machinery                                               16,917          16,917             2,998          2,025
    Vehicles *                                              51,021          51,021            10,735          6,909
                                                           -------          ------            ------          -----
         TOTAL                                            $296,623        $263,693           $86,877        $54,745
                                                           =======          ======            ======          =====


     * The Company leases one vehicle that is recorded as a capital lease and presented as a Company assets at the regular purchase price (not including the financial component). The vehicle is pledged to secure the company's liability under the lease (see note 4).

NOTE 4 - LONG-TERM LIABILITIES:

A.       CLASSIFIED BY CURRENCY OF REPAYMENT, LINKAGE TERMS AND INTEREST RATES:


                                                                                        JUNE 30,        DECEMBER 31,
                                                                   INTEREST RATES         1999              1998
                                                                 ------------------- ---------------- -----------------

      IN ISRAELI CURRENCY:
         Linked to the dollar                                         5 - 9.6           $516,874          $18,821
         Linked to the CPI*                                             6.35              17,126           19,319
                                                                                          ------            -----
                                                                                         534,000           38,140
         Less - current maturities                                                       109,084            8,852
                                                                                          ------            -----
                                                                                        $424,916          $29,288
                                                                                          ======            =====


      * A loan received to finance a capital lease on a vehicle, as described in note 3.

MULTIMEDIA KID - INTELLIGENCE IN EDUCATION LTD.
-----------------------------------------------

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
-----------------------------------------------

NOTE 4 - LONG-TERM LIABILITIES (CONT.):

B. THE LONG-TERM PORTION OF THE LIABILITIES MATURE IN THE FOLLOWING YEARS AFTER THE BALANCE SHEET DATES:

                                                                             JUNE 30,         DECEMBER 31,
                                                                               1999              1998
                                                                         ---------------  ----------------
      Second year                                                           $109,158         $  9,178
      Third year                                                             109,787            9,529
      Fourth year                                                            104,673            7,336
      Fifth year                                                             101,298            3,245
                                                                              ------            -----
                                                                            $424,916          $29,288
                                                                              ======            =====

NOTE 5 - ACCRUED SEVERANCE PAY:

A. Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company's severance pay liability to its employees, based upon the number of years of service and the latest monthly salary, is partly covered by insurance policies for senior employees, and the balance
     - by the balance sheet accrual.

B. The severance pay expense was $21,000 and $63,000 for the six months ended June 30, 1999 and 1998, respectively, and $70,848 and $17,100 for the years ended December 31, 1998 and 1997, respectively.

NOTE 6 - COMMITMENTS:

A.   RENTAL AGREEMENTS:

     The Company leases office and warehouse space under two operating leases that expire in December 1999, with options to renew annually for the next three years. Minimum future rental commitments under these leases approximate $48,000 a year. Rent expense aggregated approximately $48,000 for the years ended December 31, 1999 and 1998 and approximately $24,000 for the six months ended June 30, 1999 and 1998.

B.   AGREEMENTS RELATING TO COMPANY PRODUCTS:

     1. Pursuant to an agreement dated February 8, 1996 the Company is obligated to pay royalties to a third party of up to 10% of its sales of the software component of the product to the third party.

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
-----------------------------------------------
NOTE 6 - COMMITMENTS (CONT.):

B.    AGREEMENTS RELATING TO COMPANY PRODUCTS (CONT.):

      2. Agreements relating to the Action KID system:

            a. Pursuant to an agreement dated January 5, 1997 the buyer is entitled to royalties in respect of sales of other Action KID systems in Brazil at rates decreasing from 9% to 6%. In addition, the buyer is entitled to royalties of 4% in respect of systems sold in other countries.

            b. According to an agreement signed on May 28, 1998 the purchaser would act as the Company's sole agent for the sale of Action KID system for one year starting with the signing of the agreement, in consideration of 7% of sales turnover.

C.    ACTION KID INSTALLATION:

      In November 1997, the Company entered into a joint venture agreement to establish a learning center in Israel based on the Action Kid system. The joint venture set up an Action KID Center in Petach Tikvah.

      In 1998, the Company and co-venturer reached an oral agreement (which has not yet been put into writing) to dissolve the joint venture. This agreement stipulates that the Petach Tikvah Action Kid Center would remain in the Company's possession. The amount paid by the other party to the joint venture for its share in the joint venture, approximately $20,000, would be treated as a down payment for future acquisitions by the co-venturer from the Company and is accordingly included in "accounts payable-other".

D.    ROYALTY-BEARING GRANTS:

      The company is committed to pay royalties to the Office of the Chief Scientist in the Ministry of Commerce and Industry at the rates of 3%-5% on proceeds from the sale of products which were developed with the aid of the Office of the Chief Scientist. The amount of the grant received is linked to the dollar and bears interest at LIBOR. Royalties paid will be limited to the grant received.

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
-----------------------------------------------
NOTE 7 - TAXES ON INCOME:

A. MEASUREMENT OF RESULTS FOR TAX PURPOSES UNDER THE INCOME TAX (INFLATIONARY ADJUSTMENTS) LAW, 1985 (THE "INFLATIONARY ADJUSTMENTS LAW")

 . Under this law, results for tax purposes are measured in real terms, in accordance with the changes in the Israeli CPI. The Company is taxed under this law. These financial statements are presented in US dollars. The difference between the changes in the Israeli CPI and the exchange rate of the US dollar, both on an annual and a cumulative basis, causes a difference between taxable income and income reflected in these financial statements.

B.    TAX RATES:
      Income is taxed at the regular rate of 36%.

C.    TAX ASSESSMENTS:
      The Company has not been assessed any taxes on income since incorporation.

D.    NET OPERATING LOSS CARRYFORWARDS:
      The Company has accumulated losses for tax purpose as of June 30, 1999, of approximately $ 727,000 which may be carried forward and offset against future taxable income for an indefinite period.

E.    DEFERRED TAX ASSETS CONSIST OF THE FOLLOWING:

                                                                                         JUNE 30,       DECEMBER 31,
                                                                                      --------------- -----------------
                                                                                           1999             1998
                                                                                      --------------- -----------------
      Deferred tax assets:
         Loss carryforwards                                                              $261,405        $227,200
         Allowances and reserves                                                           68,400          70,792
                                                                                          -------         -------
                                                                                          329,805         297,992
      Less valuation allowance                                                           (329,805)       (297,992)
                                                                                          -------          ------
      Net deferred tax                                                                  $   -           $   -
                                                                                          =======         =======

      The Company provided a 100% valuation allowance against the deferred tax assets in respect of its tax losses carryforward and other temporary differences due to uncertainty concerning its ability to realize these deferred tax assets in the future.

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
-----------------------------------------------
NOTE 7 - TAXES ON INCOME (CONT.):

F. RECONCILIATION OF THE THEORETICAL TAX EXPENSE TO THE ACTUAL TAX EXPENSE (BENEFIT):

      A reconciliation between theoretical tax expense, assuming all income is taxed at the statutory rate applicable to the income of companies in Israel of 36%, and the actual tax expense, is as follows:

                                                              SIX MONTHS ENDED                    YEAR ENDED
                                                                  JUNE 30,                       DECEMBER 31,
                                                       -------------------------------- --------------------------------
                                                            1999             1998             1998            1997
                                                       ---------------  --------------- --------------------------------

      Loss before taxes on income, as reported in
      the statements of operations                     $   (111,085)    $   (242,733)   $   (428,051)     $ (50,148)
                                                       ============     ============    ============      ==========

         Statutory tax rate in Israel                            36%              36%             36%            36%
                                                       ============     ============    ============      ==========

         Theoretical tax expense (benefit)                  (39,991)         (87,384)       (154,098)       (18,053)
      Decrease in taxes resulting from:
         Carryforward losses and other deferred
            taxes for which valuation allowance
            was provided                                     35,575           83,457         147,801          7,355
      Non-deductible expenses                                 4,416            3,927           6,297         10,698
                                                       ------------     ------------    ------------      ----------
            Taxes on income in the statements of
                operations                             $          -     $          -    $          -      $       -
                                                       ============     ============    ============      ==========

NOTE 8 - LIABILITIES SECURED BY PLEDGES:
The balances of liabilities of the Company which are secured by pledges, are as follows:

                                                                                         JUNE 30,        DECEMBER 31,
                                                                                           1999              1998
                                                                                      ----------------  ----------------
Short-term bank credit                                                                   $  558,686         $430,011
Long-term liability from banks                                                              516,874           18,821
Long-term liability under capital lease                                                      17,126           19,319
                                                                                         ----------         --------
                                                                                         $1,092,686         $468,151
                                                                                         ==========         ========

Short-term bank credit is secured by the Company's assets and rights and other assets, share capital, cash notes and other securities held by a bank and by fixed charges on a distribution agreement and the money receivable thereunder. The dollar-linked long-term liability (see note 4) is secured by floating charges on the Company's assets. As to the charge on the leased vehicle, see note 2.

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
-----------------------------------------------
NOTE 9 - SUPPLEMENTARY BALANCE SHEET INFORMATION:

                                                                                         JUNE 30,       DECEMBER 31,
                                                                                           1999             1998
                                                                                      --------------- -----------------
A.       ACCOUNTS RECEIVABLE:
         1)     Trade:
            a)  Composed as follows:
                Open accounts                                                              $507,463       $191,926
                Checks receivable                                                           411,350        103,389
                                                                                           --------       --------
                                                                                           $918,813       $295,315
                                                                                           ========        =======

            b)  The item includes:
                Current maturities of long-term receivable                                  $52,892        $56,370
                                                                                           ========        =======

      2) Other:
            Advances to suppliers                                                          $103,269       $ 47,398
            Israeli Government Departments and agencies                                      39,634         16,529
            Prepaid expenses                                                                  -              1,750
            Sundry                                                                            4,273          3,048
                                                                                           --------       --------
                                                                                           $147,176       $ 68,725
                                                                                           ========       ========

B.    INVENTORIES:
      Raw materials and supplies (1)                                                       $180,000      $ 202,470
      Inventory in process                                                                  240,000        202,469
      Finished products                                                                     130,000        130,000
                                                                                           --------       --------
                                                                                           $550,000      $ 534,939
                                                                                           ========       ========

(1) Includes new versions of electronical components amounting to $ 60,000 and $90,000 as of June 30,1999 and December 31, 1998, respectively.

C.     LONG-TERM RECEIVABLE:

      1) On December 3, 1998, the Company signed an agreement for the sale of an Action KID system for $380,000, of which $30,000 was received through December 31, 1998. The balance due as of December 31, 1998, does not bear Interest and is presented under "long-term receivable" at the present value of payments due through March 31, 2002, as follows:

                                                                                                      U.S. $
                                                                                                ---------------
           Nominal balance due                                                                       $350,000
           Less - unamortized discount based on imputed interest rate 8.75%                           (62,072)
                                                                                                      -------
                                                                                                     $287,928
                                                                                                      =======

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
-----------------------------------------------
NOTE 9 - SUPPLEMENTARY BALANCE SHEET INFORMATION (CONT.):

C.       LONG-TERM RECEIVABLE (CONT.):

      2) This balance is collectible in the following years:

                                                                                         JUNE 30,       DECEMBER 31,
                                                                                           1999             1998
                                                                                      --------------- -----------------
                                                                                          U.S. $           U.S. $
                                                                                      --------------- -----------------

           First year                                                                     $  52,892       $  56,370
           Second year                                                                       59,299          51,824
           Third year                                                                        89,867         111,190
           Fourth year                                                                       34,272          68,544
                                                                                            -------         -------
                                                                                            183,438         231,558
                                                                                            -------         -------

                                                                                           $236,330        $287,928
                                                                                           ========        ========

D.     SHORT-TERM CREDIT FROM BANKS AND CURRENT MATURITIES OF LONG-TERM
       LIABILITIES:

                                                                                         JUNE 30,       DECEMBER 31,
                                                                                           1999             1998
                                                                                      --------------- -----------------
           Short-term credit:
              From banks*                                                                 $ 689,611        $430,011
              Current maturities of long-term liabilities                                   109,084           8,852
                                                                                            -------          ------
                                                                                          $ 798,695        $438,863
                                                                                          =========        ========

         * In NIS - unlinked, bearing an average annual interest rate of 16-18%.

E.      ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            1999             1998
                                                                                       --------------- -----------------

           Payroll and related expenses                                                    $ 109,100      $ 117,638
           Accruals                                                                           26,516         25,980
           Customer advances and other                                                       173,702         37,254
                                                                                             -------         ------
                                                                                           $ 309,318      $ 180,872
                                                                                           =========       ========

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
----------------------------------------------
NOTE 10 - SELECTED STATEMENT OF OPERATIONS DATA:

A.       REVENUES FROM SALES OF PRODUCTS:

                                                            FOR THE SIX MONTHS ENDED             FOR THE YEAR ENDED
                                                                    JUNE 30,                        DECEMBER 31,
                                                        --------------------------------- ---------------------------------
                                                             1999             1998             1998             1997
                                                        ---------------- ---------------- ---------------- ----------------
                                                                            UNAUDITED

            Revenues from principle customers -
            revenues from single customers each of
            which exceed 10% revenues in the relevant year:

            Customer A                                        $148,000         $451,000         $746,936         $278,306
                                                              ========         ========         ========         ========

            Customer B                                                                                          $  65,406
                                                                                                                =========

            Customer C                                        $251,286                                          $  92,500
                                                              ========                                          =========

            Customer D                                                         $260,000         $260,000         $133,717
                                                                               ========         ========         ========

            Customer E                                                                          $315,722
                                                                                                ========

            Customer F                                        $331,240
                                                              ========


B.       COST OF REVENUES:

                                                             FOR THE SIX MONTHS ENDED             FOR THE YEAR ENDED
                                                                     JUNE 30,                        DECEMBER 31,
                                                          --------------------------------  --------------------------------
                                                               1999             1998             1998             1997
                                                          ---------------  ---------------  ---------------  ---------------
                                                                             UNAUDITED
      Purchases of raw materials and other supplies          $131,726         $117,122         $456,978         $322,242
      Salaries                                                 37,348           48,152           94,830           82,694
      Depreciation                                             28,306           11,746           33,347           11,460
      Other                                                     9,983           14,675           64,639           52,365
      Changes in inventory of finished products                     -          130,000          (70,000)         (60,000)
                                                              -------          -------          -------          -------
                                                              207,363          321,695          579,794          408,761
      Action KID installation, see note 6C                          -                -          130,000         (130,000)
                                                              -------          -------          -------          -------
                                                             $207,363         $321,695         $709,794         $278,761
                                                             ========         ========         ========         ========

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
----------------------------------------------
NOTE 10 - SELECTED STATEMENT OF OPERATIONS DATA (CONT.):

C.       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

                                                            FOR THE SIX MONTHS ENDED            FOR THE YEAR ENDED
                                                                    JUNE 30,                        DECEMBER 31,
                                                        --------------------------------- ---------------------------------
                                                             1999             1998             1998             1997
                                                        ---------------- ---------------- ---------------- ----------------
                                                                            UNAUDITED
      Selling                                                $174,299         $190,468        $356,750         $181,661
      General and administrative                               96,188           94,056         144,560           56,081
                                                              -------          -------          ------           ------
                                                             $270,487         $284,524        $501,310         $237,742
                                                             ========         ========        ========         ========

D.       FINANCIAL EXPENSES - NET:

                                                           FOR THE SIX MONTHS ENDED             FOR THE YEAR ENDED
                                                                    JUNE 30,                        DECEMBER 31,
                                                        --------------------------------- ---------------------------------
                                                             1999             1998             1998             1997
                                                        ---------------- ---------------- ---------------- ----------------
                                                                            UNAUDITED
      Income:
         Interest of bank deposits                       $        -       $    1,022        $   1,022      $        22
         Exchange differences - net                           7,353            4,018           13,817           27,332
                                                             ------           ------           ------           ------
                                                              7,353            5,040           14,839           27,354
                                                             ------           ------           ------           ------

      Expenses:
         Interest                                           (63,784)         (12,411)         (30,250)         (48,203)
         Other                                             (  5,080)        (  1,067)          (3,007)          (3,341)
                                                             ------           ------           ------           ------
                                                            (68,864)         (13,478)         (33,257)         (51,544)
                                                             ------           ------           ------           ------

                                                          $ (61,511)        $( 8,438)        $(18,418)        $(24,190)
                                                          =========         ========         ========         ========

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
----------------------------------------------
NOTE 11 - SUMMARY INFORMATION OF OPERATIONS DATA:

The company's business is divided into four main geographic areas : Israel, Brazil, U.S.A., Romania and other regions. Total revenues are attributed to geographic areas based on location of strategic alliances. This data is presented in accordance with SFAS 131 "Disclosures about segments of an enterprise and related information", which the Company has adopted for all periods presented. The following table presents total revenues for the six months ended June 30, 1999 and 1998 and for the year ended December 31, 1998 and 1997.

                                                               SIX MONTHS ENDED                 YEAR ENDED
                                                                   JUNE 30,                    DECEMBER 31,
                                                         ------------------------------ ----------------------------
                                                             1999            1998           1998           1997
                                                         -------------   -------------- -------------  -------------
                                                                            UNAUDITED
Israel                                                       $148,000       $451,000     $1,062,658       $278,306
Brazil                                                                       260,000        260,000        133,717
U.S.A.                                                        251,286                                       92,500
Romania                                                       331,240
Other                                                          17,217         47,339        176,424        209,508
                                                               ------         ------        -------         ------
                                                             $747,743       $758,339     $1,499,082       $714,031
                                                             ========       ========     ==========       ========


NOTE 12 - SHARE OPTION PLAN
The company granted an option to an executive officer to purchase 400 ordinary shares of the Company. The option is subject to certain performance criteria, vests at 24 months, and has an exercise price of $1,250 per share.

NOTES TO FINANCIAL STATEMENTS (IN U.S. DOLLARS)
----------------------------------------------
NOTE 13 - SUBSEQUENT EVENTS:

a. On December 16, 1999, the Company and its shareholders entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") with Jenkon International, Inc., a United States, Delaware Corporation ("Jenkon") whereby all the outstanding capital stock of the Company was exchanged for 840,000 shares of Jenkon Common Stock and 2,416,000 shares of Jenkon redeemable preferred stock which will be convertible into an aggregate of 24,160,000 common shares of Jenkon. For accounting purposes, the transaction was treated as a reverse acquisition whereby the Company acquired Jenkon. Assuming all shares of Jenkon Series B and Series C Preferred Stock are converted into Common Stock, the former stockholders of Multimedia KID will hold approximately 73% of Jenkon's fully-diluted common stock after taking into account the convertible promissory notes described in b.

b. On December 16, 1999 Jenkon completed a private placement of an aggregate of $4,500,000 of Convertible Promissory Notes, of which $2,062,000 was remitted to Multimedia KID. The Notes are unsecured and bear interest at an annual rate of 12% from and after January 1, 2000 and are due and payable in full on or before April 1, 2000. The principal balance of the Notes are automatically converted into Jenkon's Common Stock at a conversion rate of $1.00 per share after Jenkon's stockholders have approve the issuance of such shares.