Form 10QSB
period 2000-03-31
JENKON INTERNATIONAL INC
filed 2000-05-15
CIK 1019654

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

As of May 12, 2000, 5,513,732 shares of Common Stock were outstanding.


------------------------------------------------------------------------------
                                                                        PAGE 1

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                          PART I - FINANCIAL STATEMENTS

 ITEM 1. FINANCIAL STATEMENTS:

          CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000 (UNAUDITED)

          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE
             MONTHS ENDED MARCH 31, 2000 AND 1999

          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR NINE MONTHS
             ENDED MARCH 31, 2000 AND 1999

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS


                   PART II - OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


------------------------------------------------------------------------------
                                                                        PAGE 2

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                                       March 31,
                                                                                         2000
-----------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                         $    599,068
    Short-term investments                                                                 600,000
    Trade receivables                                                                    1,463,074
    Other receivables                                                                      328,338
    Inventory                                                                              725,000
    Other assets                                                                            62,482
    Net assets of discontinued operations                                                  192,842
-----------------------------------------------------------------------------------------------------

Total current assets                                                                     3,970,804

LONG TERM INVESTMENTS                                                                      308,279

PROPERTY AND EQUIPMENT                                                                     228,262

LONG TERM RECEIVABLES, net                                                                 680,000

OTHER ASSETS, net                                                                        1,152,163
-----------------------------------------------------------------------------------------------------

Total assets                                                                          $  6,339,508
=====================================================================================================



------------------------------------------------------------------------------
                                                                        PAGE 3

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET


                                                                                             March 31,
                                                                                               2000
------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Short-term bank credit and current maturities of
      long-term liability                                                                   $     879,906
    Accounts payable                                                                              274,539
    Other accrued liabilities                                                                     278,388
    Convertible debt, net of original issue discount of
      $1,008,480                                                                                3,491,520
------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                       4,924,353

Long-term liabilities
    Accrued severance payment                                                                     161,000
    Notes payable, net of current portion                                                       1,043,082
------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                               6,128,435

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, SERIES B, par value
     $.001, 1,208,000 shares issued and outstanding, liquidation
     preference of $10 per share                                                                3,421,966
REDEEMABLE PREFERRED STOCK, SERIES C, par value
     $.001, 1,208,000 shares issued and outstanding, liquidation
     preference of $10 per share                                                                3,421,967

STOCKHOLDERS' DEFICIT
    Common stock, par value $.001; 20,000,000 shares authorized;
      5,661,570 shares issued, 5,505,116 shares outstanding                                         5,662
    Additional paid-in-capital                                                                  2,757,128
    Stock subscriptions receivable                                                                 (8,500)
    Rights in products acquired from a company under
      Common control                                                                           (1,750,000)
    Foreign currency translation                                                                   (6,444)
    Accumulated deficit                                                                        (7,290,706)
    Treasury stock, at cost, 156,454 shares                                                      (340,000)
------------------------------------------------------------------------------------------------------------

Total stockholders' deficit                                                                    (6,632,860)
------------------------------------------------------------------------------------------------------------

Total liabilities, preferred stock and stockholders' deficit                                $   6,339,508
============================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
                                                                        PAGE 4

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31,                                                         2000                1999
---------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)          (Unaudited)

NET SALES FROM PRODUCTS, SERVICES AND MARKETING
   RIGHTS                                                                          $   426,849        $    456,307

COST OF REVENUES                                                                       194,207             220,340
---------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                           232,642             235,967

OPERATING EXPENSES
   Product research, development and enhancements                                      187,147              97,922
   Selling, general and administration                                                 503,071             137,511
   Goodwill amortization                                                                61,175                   -
---------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                               751,393             235,433
---------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                              (518,751)                534

OTHER EXPENSE
   Interest expenses, net                                                           (2,929,271)             (5,366)
---------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX AND DISCONTINUED OPERATIONS                                  (3,448,022)             (4,832)

PROVISION FOR INCOME TAX                                                                     -                   -
---------------------------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS                                                 (3,448,022)             (4,832)

LOSS FROM DISCONTINUED OPERATIONS, net of income tax                                  (654,478)                  -
---------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                           $(4,102,500)             (4,832)
=====================================================================================================================

BASIC AND DILUTED LOSS PER SHARE
   Loss before discontinued operations                                             $     (0.63)       $      (0.01)
   Discontinued operations                                                               (0.12)                 -
---------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE                                                                 $     (0.75)       $      (0.01)
---------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic and diluted                                                                  5,495,762            479,256
=====================================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
                                                                        PAGE 5

                JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS


NINE MONTHS ENDED MARCH 31,                                          2000                1999
-----------------------------------------------------------------------------------------------------
                                                                  (Unaudited)        (Unaudited)

NET SALES FROM PRODUCTS, SERVICES AND MARKETING
  RIGHTS                                                       $     1,693,687    $      1,197,050

TOTAL COST OF REVENUES                                                 839,110             608,439
-----------------------------------------------------------------------------------------------------

GROSS PROFIT                                                           854,577             588,611

OPERATING EXPENSES
   Product research, development and enhancements                    1,621,507             409,118
   Selling, general and administration                               1,138,309             354,297
   Acquisition expense                                                 116,563                   -
   Goodwill amortization                                                71,371                   -
-----------------------------------------------------------------------------------------------------
Total operating expenses                                             2,947,750             763,415
-----------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                     (2,093,173)           (174,804)

OTHER EXPENSE
   Interest expenses, net                                           (3,063,159)            (15,346)
-----------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX AND DISCONTINUED OPERATIONS                  (5,746,332)           (190,150)

PROVISION FOR INCOME TAX                                                     -                   -
-----------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS                                 (5,746,332)           (190,150)

LOSS FROM DISCONTINUED OPERATIONS, net of income tax                  (752,601)                  -
-----------------------------------------------------------------------------------------------------

NET LOSS                                                       $    (6,498,933)           (190,150)
=====================================================================================================

BASIC AND DILUTED LOSS PER SHARE

   Loss before discontinued operations                         $         (2.30)   $          (0.52)
   Discontinued operations                                               (0.30)                  -
-----------------------------------------------------------------------------------------------------

NET LOSS PER SHARE                                             $         (2.60)   $          (0.52)
-----------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic and diluted                                                 2,496,542             367,513
=====================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
                                                                        PAGE 6

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



INCREASE IN CASH AND CASH EQUIVALENTS

NINE MONTHS ENDED MARCH 31,                                          2000              1999
---------------------------------------------------------------------------------------------------
                                                                  (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $    (6,498,933)    $   (190,150)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                     132,801           40,232
     Amortization of original issue discount                         3,440,600                -
     Change in net assets of discontinued operation                   (444,631)               -
     Loss from discontinued operations                                 752,601                -
     Decrease in other long-term liabilities                                 -           (1,536)
     Stock compensation                                              1,748,508                -
     Foreign currency translation adjustment                             6,675                -
     Increase (decrease) from changes in operating
       assets and liabilities:
       Receivables                                                    (544,261)        (515,477)
       Long-term receivables                                          (496,562)        (264,600)
       Prepaid and other assets                                       (243,644)          53,593
       Inventories                                                    (175,000)        (110,000)
       Accounts payable                                                208,570          (39,503)
       Accrued severance                                                84,108          (34,422)
       Other accrued liabilities                                       (30,930)         819,770
---------------------------------------------------------------------------------------------------
Net cash used in operating activities                               (2,060,098)        (242,093)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                  (79,946)        (110,701)
   Cash acquired in purchase                                           129,154                -
   Deposits                                                           (708,279)               -
---------------------------------------------------------------------------------------------------
   Net cash used in investing activities                              (659,071)        (110,701)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term credits received (paid), net                              81,211          337,233
   Loan payments                                                      (406,238)         (56,455)
   Loan proceeds                                                       951,296           19,470
   Proceeds from sale of common stock                                  208,028        1,495,136
   Decrease in amount due to a company under
     common control                                                   (677,072)      (1,442,590)
   Proceeds from sale of convertible debt, net of costs              3,140,534                -
---------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            3,297,759          352,794
---------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              578,590                -

CASH AND CASH EQUIVALENTS, beginning of period                          20,478                -
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                       $       599,068                -
=====================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
                                                                        PAGE 7

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


1.      STATEMENT OF              On December 16,  1999, Jenkon  International,
        INFORMATION               Inc. ("Jenkon") acquired all the outstanding
        FURNISHED                 common stock of Multimedia Kid -
                                  Intelligence in Education Ltd. (an
                                  Israeli corporation) ("MMKid"). The
                                  acquisition has been accounted for as a
                                  reverse acquisition. Accordingly the
                                  historical financial statements prior to
                                  December 16, 1999 are those of MMKid and
                                  Jenkon's operations are included from
                                  December 16, 1999 through March 31, 2000.

                                  In the opinion of management the accompanying unaudited financial statements contain all adjustments (including normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three and nine month periods ended
                                  March 31, 2000 and 1999. These results
                                  have been determined on the basis of
                                  generally accepted accounting principles and practices.

                                  The results of operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for any other period or for the entire year.

                                  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. MMKid's audited financial statements and notes for the years ended December 31, 1998 and 1997 were filed in the Form 8-K/A on February 28, 2000.
                                  A transition Form 10-K for MMKid for the six months ended June 30, 1999 was filed on March 30, 2000.

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

------------------------------------------------------------------------------
                                                                        PAGE 8



                                  Revenue from the sale of Multimedia K.I.D.
                                  systems is recognized at shipment. Revenue from the sale of Action K.I.D. systems are recognized when accepted by the customer.


3.      EARNINGS (LOSS) PER       The Company computes loss per common share
        COMMON SHARE              under SFAS No. 128, "Earnings Per Share,"
                                  which requires presentation of basic and
                                  diluted earnings (loss) per share. Basic
                                  earnings (loss) per common share is computed
                                  by dividing income or loss available to
                                  common shareholders by the weighted average
                                  number of common shares outstanding for the
                                  reporting period. Diluted earnings (loss)
                                  per common share reflects the potential
                                  dilution that could occur if securities or
                                  other contracts, such as stock options, to
                                  issue Common Stock were exercised or
                                  converted into Common Stock. Common stock
                                  equivalents from options, convertible debt,
                                  and preferred stock of 28,989,951 have not
                                  been included in the computation of diluted
                                  loss per common share as the effect would be
                                  antidilutive.

                                  As a result of the December 16, 1999 reverse acquisition, Jenkon issued 840,000 shares of Common Stock in exchange for 5,375 shares of MMKid Common Stock. This has been treated as a stock split of 156.28 for 1 and is retroactively reflected for all periods presented.

4.      ACQUISITION AND           On December 16, 1999, Jenkon entered into a
        DISCONTINUED              Stock Exchange Agreement and Plan of
        OPERATIONS                Reorganization (the "Agreement") with MMKid
                                  and the holders of all MMKid's capital stock,
                                  to purchase all the outstanding capital stock
                                  of MMKid in exchange for 840,000 shares of
                                  Common Stock, 1,208,000 shares of Series B
                                  Preferred Stock, and 1,208,000 shares of
                                  Series C Preferred Stock. The acquisition has
                                  been accounted for as a reverse acquisition
                                  and accordingly the outstanding stock of
                                  Jenkon at December 16, 1999 was valued at
                                  approximately $7,806,000. The Series B and
                                  Series C Preferred Stock will be convertible
                                  into an aggregate of 24,160,000 shares of
                                  Jenkon Common Stock and will have no voting or
                                  conversion rights unless and until the
                                  stockholders of Jenkon have approved the
                                  conversion rights of Series B and Series C
                                  Preferred Stock. Upon stockholder approval,
                                  (i) the Series B Preferred Stock will
                                  automatically convert into 12,080,000 shares
                                  of Common Stock, and (ii) the Series C
                                  Preferred Stock will have voting rights on an
                                  as-converted basis and will be convertible
                                  into an aggregate of 12,080,000 shares of
                                  Common Stock at such time as the revenues of
                                  MMKid exceed $1,700,000 for any 12 month
                                  period. This revenue amount had been reached
                                  by December 16, 1999. In the event the annual
                                  revenue target is not reached by December

------------------------------------------------------------------------------
                                                                        PAGE 9




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

                                  In the event that Jenkon does not obtain stockholder approval of the grant of conversion rights to the Series B and Series
                                  C Preferred Stock prior to May 31, 2000 (or such later date as the holders the Series B and C Preferred Stock may agree), the shares of Series B and Series C Preferred Stock will be redeemable at the option of the holders thereof at a price of $10 per share for a total redemption price of $24,160,000.

                                  For accounting purposes, the acquisition has been treated as a reverse acquisition whereby MMKid acquired Jenkon. The assets and liabilities of Jenkon have been recorded at estimated fair market value on the date of acquisition using the purchase method of accounting. The combined consolidated financial statements represent MMKid on a historical basis with the results of operations of Jenkon for the period from December 16, 1999 through March 31, 2000.
                                  At December 16, 1999, the purchase price exceeded the estimated net assets by approximately $13,725,300, which has been recorded as goodwill.

                                  Subsequent to the acquisition, on April 6,
                                  2000, Jenkon's Board of Directors entered into
                                  a Stock Purchase Agreement for the sale of all
                                  its operating assets and liabilities
                                  associated with the software solutions for
                                  network marketing companies involved in the
                                  direct sales industry. In February 2000
                                  Jenkon's Board of Directors had a formal plan
                                  to dispose of these operations. In accordance
                                  with EITF 95-18, "Accounting and Reporting for
                                  a Discontinued Business Segment When the
                                  Measurement Date occurs after the Balance
                                  Sheet Date but before the Issuance of
                                  Financial Statements", the discontinued
                                  operations have been reflected in the
                                  financial statements assuming the discontinued
                                  operations were recorded at the beginning of
                                  the period presented. The combined entity did
                                  not recognize a deferred tax benefit on the
                                  loss from discontinued operations due to a
                                  100% valuation allowance provided on the
                                  deferred tax assets. The combined entity
                                  anticipates disposing of these operating
                                  assets and liabilities within one year of the
                                  measurement date. The loss on disposal is
                                  estimated to be $12,501,000, which represents
                                  net assets of $500,812, goodwill of
                                  $13,725,300, reduced by estimated operating
                                  losses subsequent to the discontinued
                                  operation measurement date of approximately
                                  $475,000

------------------------------------------------------------------------------
                                                                       PAGE 10


                                  and accrued estimated run-off and other
                                  disposal costs of $75,000 less the expected purchase price of $1,175,000. In accordance with EITF 87-11, "Allocation of Purchase
                                  Price to Assets to Be Sold", the loss on disposal of $11,907,000 has been accounted for as an adjustment to the purchase price of MMKid and reduced goodwill recorded as a result of the reverse merger. The remaining goodwill of $1,123,500, after the purchase price adjustment, is being amortized over five years on a straight-line basis.

                                  Gross revenues for the discontinued
                                  operations for the three and nine months ended
                                  March 31, 2000 were $1,067,400 and
                                  $2,800,900, respectively.

                                  The following table reflects unaudited pro forma combined results of operations of the combined entity on the basis that the acquisition had taken place at the beginning of each period presented:



                                                                    Three months ended       Nine months ended
                                                                    March 31, 2000           March 31, 2000
                                  ---------------------------------------------------------------------------------
                                  Revenues                              $        427,000        $     1,694,000
                                  Net loss                                    (4,103,000)            (6,499,000)
                                  Net loss per common share                        (0.75)                 (2.60)
                                  =================================================================================



                                  In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the period.

5.      PRIVATE PLACEMENT         On December 16, 1999, Jenkon completed a
                                  private placement of an aggregate of
                                  $4,500,000 of Convertible Promissory Notes,
                                  of which $3,735,000 was collected on
                                  December 16, 1999. Such Notes are unsecured
                                  and bear interest at an annual rate of 12%
                                  from and after January 1, 2000 and are due
                                  and payable in full on or before June 1,
                                  2000. Accrued interest was paid on
                                  February 1, 2000 and March 1, 2000.  Accrued
                                  Interest from March 1, 2000 through conversion
                                  will be payable in stock at maturity.

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

------------------------------------------------------------------------------
                                                                      PAGE 11




                                  The original issue discount will be amortized on a straight-line basis from the issue date to the expected date the Notes are to be converted and reported as interest expense in the statement of operations.

6.      RELATED PARTY             RELATED PARTY TRANSACTIONS At December 31,
        TRANSACTIONS              1999, the Company agreed to forgive a
                                  receivable due from an officer of $116,563. This
                                  aggregate amount is recorded as acquisition
                                  expense on the consolidated statement of
                                  operations.

                                  During December 1999, MMKid issued 300 shares of its stock to an officer of the Company. The shares converted into Jenkon Common and Preferred Stock upon the date of acquisition as further described in Note 1 and 4. As a result, MMKid recorded a non-cash expense of $1,748,508 as compensation expense. This compensation expense was allocated in accordance with the general allocation of the officer's salary. The allocation resulted in an increase in cost of revenues of approximately $175,000, research and development expenses of approximately
                                  $1,172,000 and selling, general and
                                  administrative expenses of approximately
                                  $402,000.

                                  Also prior to the MMKid issued 1,175
                                  shares of its stock to an outside advisor.
                                  These shares converted into 500,000 shares of Jenkon Preferred Series B and C Stock and resulted in an acquisition cost of approximately $5,539,900. This amount was capitalized as part of the overall purchase price and resulted in additional goodwill (Note 4).

                                  From December 1999 through March 2000, the company paid to Jenetek, LLC, a Company owned and operated by a Board Member of the Company, consulting fees above and beyond the monthly amount set forth in the consulting agreement.

7.      FINANCIAL VIABILITY       The Company's consolidated financial
                                  statements have been prepared on a going
                                  concern basis, which contemplates continuity
                                  of operations, realization of assets and the
                                  liquidation of liabilities in the normal
                                  course of business. The appropriateness of
                                  using the going concern basis is dependent
                                  upon, among other things, the adequate
                                  resolution of the Company's near and long
                                  term liquidity needs. Although the Company
                                  raised capital through the private placement
                                  described above, it has and continues to
                                  experience negative cash flow. The Company's
                                  ability to continue as a going concern may
                                  be dependent on its ability to raise future
                                  capital and generate positive cash flow from
                                  operations. The consolidated financial
                                  statements do not include any adjustments
                                  relating to the Company's ability to
                                  continue as a going concern.

                                  In the event the shareholders approve the conversion of the Series B and C preferred

------------------------------------------------------------------------------
                                                                       PAGE 12




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

The unaudited financial statements and the Management's Discussion and Analysis or Plan of Operations contained in this Form 10-QSB reflect the operations of MMKid for the nine months ended March 31, 2000 and the operations of Jenkon International, Inc. since December 16, 1999, the date of the acquisition of MMKid by Jenkon. Because of the change in control, the acquisition of MMKid by Jenkon was accounted for as a reverse acquisition. Based on such accounting treatment, MMKid is reported as the surviving entity. The nine months and three months ended March 31, 1999 includes the operations of MMKid only.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO MARCH 31, 1999

REVENUES. Total revenues decreased 6.5% to $426,849 for the three months ended March 31, 2000 from $456,307 for the same period in 1999. The slight decrease is primarily attributable to the decrease in the sale of Action K.I.D. centers. Two customers accounted for approximately 95.1% and 98.9% of total revenues for the three months ended March 31, 2000 and March 31, 1999, respectively.

COST OF REVENUES. Total cost of revenues decreased by $26,133 or 11.9% to $194,207 for the three months ended March 31, 2000 as compared to $220,340 for the same period in 1999. This decrease is consistent with the decrease in associated revenues coupled with a higher margin sales mix. As a percentage of revenues, cost of revenues decreased to 45.5% for the three months ended March 31, 2000 from 48.3% for the same period in 1999 due primarily to the implementation of cost controls.

GROSS PROFIT. Gross profit was consistent between the two periods having decreased by 1.4% to $232,642 for the three months ended March 31, 2000 from $235,967 for the same period in 1999. Overall gross profit as a percentage of total revenues increased to 54.5% for the three months ended March 31, 2000 from 51.7% for the same period in 1999, mainly as a result of the implementation of cost controls.

PRODUCT RESEARCH AND DEVELOPMENT EXPENSES. Product research and development expenses increased 91.1% to $187,147 for the three months ended March 31, 2000 from $97,922 for the same period in 1999. The increase is primarily related to the acceleration of the development of new educational products including My K.I.D. and My Home (the home version of My K.I.D.).

INTEREST EXPENSES. Interest expense is comprised primarily of the amortization of the original issue discount on the convertible debt. The remaining original issue discount of $1,008,480 will be expensed over the period from the issue date to the expected conversion date of the debt, which management expects will occur upon shareholder approval on May 31, 2000. However, there can be no assurances that shareholder approval of conversion will be obtained on a timely basis.

------------------------------------------------------------------------------
                                                                       PAGE 13

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 265.8% to $503,071 for the three months ended March 31, 2000 from $137,511 for the same period in 1999. The increase is primarily the combined result of an increase in sales travel and professional fees associated with the acquisition of MMKid and the disposition of the Company's direct sales software operations.

LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $654,478 in the three months ended March 31, 2000 as compared to $0 in the same period in 1999. Such loss represents the loss disposition of all the operating assets and liabilities associated with the software solutions for the direct sales industry.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2000 TO MARCH 31, 1999

REVENUES. Total revenues increased 41.5% to $1,693,687 for the nine months ended March 31, 2000 from $1,197,050 for the same period ended March 31, 1999. The increase is primarily due to more sales of Action K.I.D. centers during the nine months ended March 31, 2000 compared to the same period in 1999. Action K.I.D. centers are the highest cost item sold by the Company. During the nine month period ended March 31, 2000 three clients accounted for 98.0% of total revenue. For the nine month period ended March 31, 1999 four clients accounted for approximately 94.6% of total revenue.

COST OF REVENUES. Total cost of revenues increased by $230,671 or 37.9% to $839,110 for the nine months ended March 31, 2000 as compared to $608,439 for the same period ended March 31, 1999. This increase was primarily due to the compensation expense related to MMKid shares issued to an officer as well as an increase in the number of Action K.I.D. centers sold. As a percentage of revenues, cost of revenues decreased slightly to 49.5% for the nine months ended March 31, 2000 as compared to 50.8% for the same period ended March 31, 1999. This slight decrease is the result of higher revenues and cost controls implemented by the Company.

GROSS PROFIT. Gross profit increased by 45.2% to $854,577 for the nine months ended March 31, 2000 from $588,611 for the same period ended March 31, 1999. Overall gross profit as a percentage of total revenues increased slightly to 50.5% for the nine months ended March 31, 2000 as compared to 49.2% for the same period ended March 31, 1999, due primarily to the high margin associated with the sale of Action K.I.D. centers offset, in part, by higher compensation expense.

PRODUCT RESEARCH AND DEVELOPMENT EXPENSES. Product research and development expenses increased 296.3% to $1,621,507 for the nine months ended March 31, 2000 from $409,118 for the same period ended March 31, 1999. The increase is primarily attributable to the compensation expense associated with the MMKid shares issued to an officer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 221.3% to $1,138,309 for the nine months ended March 31, 2000 from $354,297 for the same period ended March 31, 1999. The increase is primarily the result of the compensation expense related to MMKid shares issued to an officer as well as professional fees associated with the acquisition of MMKid and disposition of the Company's direct sales software operations.

INTEREST EXPENSES. Interest expense is comprised primarily of the amortization of the original issue discount on the convertible debt. The remaining original issue discount of $1,008,480 will be expensed over the period from the issue date to the expected conversion date of the debt.

ACQUISITION EXPENSES. Acquisition expenses for the nine months ended March 31, 2000 were $116,563 as compared to $0 for the same period in fiscal 1999. Such expenses are comprised of internal costs associated with the acquisition of MMKid including the forgiveness of debt.

LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $752,601 for the nine months ended March 31, 2000 as compared to $0 in the same period in fiscal 1999. Such loss represents the disposition of all the operating assets and liabilities associated with the software solutions for network marketing companies involved in the direct sales industry.

LIQUIDITY AND CAPITAL RESOURCES

The Company has employment agreements with two of its executive officers as well as a Consulting and Non-Competition Agreement with a director and former officer of the

------------------------------------------------------------------------------
                                                                       PAGE 14

Company. In general, assuming the remaining agreements are not terminated such agreements provide for total payments of not less than approximately $821,000 through the end of the fiscal year ending June 30, 2002, including payments of approximately $30,000 per month for the remainder of the fiscal year ending June 30, 2000. With the pending sale of the discontinued operations, one employment agreement as well as the consulting and Non-Competition Agreement will be assumed by the purchaser. An agreement pertaining to the remaining employment has been executed whereby the agreement will be terminated in exchange for the forgiveness of approximately $117,000 in amounts owed the Company.

For the nine months ended March 31, 2000, operating activities used net cash of $2,060,098 primarily due to a net loss of $6,498,933 combined with an increase in current and long term receivables of $1,040,823 and a change in net assets of discontinued operations of $444,631, offset by depreciation and amortization in the amount of $3,573,401 and stock compensation of $1,748,508. For the nine months ended March 31, 2000, investing activities used net cash of $659,071 resulting primarily from the cash acquired in the purchase of $129,154 offset by deposits and purchase of property and equipment of $788,225. Cash flows from financing activities provided cash of $3,297,759 for the nine months ended March 31, 2000 due primarily to the combined proceeds of convertible debt (described below), issuance of stock and loan proceeds of $4,299,858 offset by a decrease in the amount due to a company under common control of $677,072 and loan payments of $406,238.

Net cash used in operating activities of $242,093 for the nine months ended March 31, 1999 was primarily attributable to an increase in current and long-term receivables of $780,077, an increase in inventories of $110,000 and a net loss of $190,150. During the same period, net cash used in investing activities of $110,701 was attributable entirely to the purchase of fixed assets. Financing activities provided $352,794 primarily due to the proceeds from the sale of common stock of $1,495,136 combined with net short-term credits received of $337,233, which is offset by the decrease in the amount due to a company under common control of $1,442,590.

The Company's accounts receivable balance at March 31, 2000 was $1,463,074. Accounts receivable in the over 90-day category at March 31, 2000 was $1,243,000 or 85.0% of accounts. The number of day's sales in accounts receivable was 251 days, for the nine months ended March 31, 2000. The increase in accounts receivable is directly related to the sale of long-term projects. The company provides extended payment terms on these larger sales. there were no bad debts during the nine months ended March 31, 2000.

During the nine months ended March 31, 2000, the Company completed a $4,500,000 private placement of convertible promissory notes. The notes accrue interest at 12% per annum and by agreement of substantially all of the holders thereof, are due and payable in full on June 1, 2000 unless converted into common stock. Upon shareholder approval of conversion of the notes to common stock on or before May 31, 2000, the notes will be convertible into common shares of the Company at a conversion price of $1.00 per share. In addition, substantially all of the noteholders have agreed to convert all accrued but unpaid interest on the notes into common stock at a conversion rate equal to the closing price of the Company's common stock on May 30, 2000.

YEAR 2000 ISSUE

Like many companies, Jenkon is subject to risks from the Year 2000 computer and software issue. The Company has undertaken various initiatives intended to ensure that its computer systems, software and other operational equipment will function properly with respect to dates in the Year 2000 and thereafter.

The Company has completed what it believes is a reasonable and thorough review of Year 2000 issues as it relates to the Company's operations, liquidity and financial condition. The review included identifying the related issues and risks that could have a material effect on the Company. To date, no significant issues have been identified with respect to the Company's systems or any significant third parties dealing with the Company. Identified issues or reasonably foreseeable circumstances are not expected to have a material affect on the Company's systems or operations.


------------------------------------------------------------------------------
                                                                       PAGE 15

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

IF STOCKHOLDER APPROVAL OF CONVERSION OF PREFERRED STOCK AND CONVERTIBLE PROMISSORY NOTES CANNOT BE OBTAINED ON A TIMELY BASIS, THE COMPANY MAY LACK THE CAPITAL RESOURCES TO REPAY CONVERTIBLE PROMISSORY NOTES OR REDEEM ITS PREFERRED SHARES. Pursuant to the terms of the Series B and Series C Preferred Stock, in the event that stockholder approval of the conversion of the Series B and Series C Preferred Stock is not approved by May 31, 2000 (or any later date as the majority of such preferred stockholders may approve), the Company may be required to redeem the preferred shares for an aggregate redemption price of approximately $24 million. In addition, in the event the Company's stockholders do not approve the conversion of the Convertible Promissory Notes into Common Stock prior to May 31, 2000 (or such later date as the holders of such notes may agree), the notes will be payable in full. The Company lacks the capital resources to redeem the preferred stock and to repay the Notes. Accordingly, in the event that stockholder approval of conversion of the preferred stock and convertible notes are not approved in a timely manner, the Company's financial position would be severely adversely affected.

WITHOUT SHAREHOLDER APPROVAL OF CONVERSION OF PREFERRED STOCK AND CONVERTIBLE NOTES, LIQUIDITY CONSTRAINTS RAISE DOUBTS REGARDING COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. As a result of the Company's near and long term liquidity needs,

------------------------------------------------------------------------------
                                                                       PAGE 16
the Company's ability to continue as a going concern may be dependent on its ability to raise future capital and generate positive cash flow from operations. The Company believes that, upon any conversion of the Series B and Series C Preferred Stock and Convertible Promissory Notes into Common Stock, it will have sufficient capital resources to continue its operations for at least the next twelve months. However, if the Company's stockholders do not elect to approve such conversions or if the Company is required to fund the operations of Jenkon for longer than is currently expected, the Company's may not have sufficient capital resources to continue as a going concern.

THE COMPANY MAY NOT BE ABLE TO MAINTAIN ITS NASDAQ SMALLCAP LISTING. The Nasdaq Stock Market, Inc. has indicated that the change of control of the Company that will result from the approval of the Conversion Proposal will cause Nasdaq to review the Company's listing on the Nasdaq SmallCap Market as if it were a new applicant. The standards for new listing include requirements that (i) the Company have net tangible assets of at least $4 million or a market capitalization of at least $50 million, and (ii) the minimum bid price of the Company's Common Stock be at least $4. The Company must also meet other, quantitative and non-quantitative listing requirements in order to meet the Nasdaq listing standards. There can be no assurances that the Company will have sufficient net tangible assets or market capitalization, that its stock price will be high enough on date of the Meeting, or that it will be able to otherwise satisfy the requirements for listing on the Nasdaq SmallCap Market. If the Company fails to maintain its Nasdaq SmallCap Market listing or is deemed not to qualify for continued listing upon Nasdaq review, the market value of the Company's Common Stock likely would decline and stockholders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

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

MMKID HAS A LIMITED HISTORY OF OPERATIONS, A HISTORY OF LOSSES AND LIMITED REVENUES. MMKid has a limited history of operations, has not operated profitably andhas and continues to experience significant losses, including a loss before discontinued operations of $5,746,332 for the nine months ended March 31, 2000. Moreover, MMKid has generated only limited revenues from the sale of products, services and marketing rights. There can be no assurance

------------------------------------------------------------------------------
                                                                       PAGE 17
that MMKid will ever be able to generate significant revenues or profits from operations.

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

------------------------------------------------------------------------------
                                                                       PAGE 18

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

RISK OF CREDITORS CLAIMS AND SUCCESSOR LIABILITY; RISKS OF PENDING
LITIGATION. In July 1995, Summit V, Inc., a subsidiary of the Company, purchased and/or licensed substantially all of the assets, and Summit V, Inc. assumed certain contractual obligations and indebtedness from Redwood Technology, Inc. ("Redwood Technology") the developer of a substantial portion of the Company's SUMMIT V software technology. Because Redwood Technology may be deemed to have been rendered insolvent by the sale and license of certain of its assets to Summit V, Inc. and because of the commonality of ownership and management of Redwood Technology and Summit V, Inc. and/or because Summit V continued operating the business of Redwood Technology, the Company is or may be subject to claims by unsatisfied creditors of Redwood Technology challenging the rights of the Company to the SUMMIT V software technology or other assets acquired from Redwood Technology or alleging successor liability or other similar bases for liability. The Company believes that such claims could total as much as $120,000. There can be no assurance that claims for successor liability will not be made or that the Company's rights to the assets acquired from Redwood Technology, including the SUMMIT V software technology, will not be challenged. If any such claims or

------------------------------------------------------------------------------
                                                                       PAGE 19
challenges are made and are successful, the Company's business and results of operations would be materially and adversely affected. Any payments made by the Company with respect to claims against Redwood Technology may benefit certain officers and directors of the Company who may be secondarily liable for such claims.

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

MANAGEMENT OF GROWTH. Management believes that the Company's existing internal controls are sufficient for the current size and level of operations; however, to manage its growth effectively, the Company will be required to continue to implement

------------------------------------------------------------------------------
                                                                       PAGE 20
and improve its operating and financial systems and to expand, train and manage its employee base. There can be no assurance that the management skills and systems currently in place will be adequate if the Company continues to grow. In addition, although no acquisitions of companies or products are currently being negotiated, the Company may make acquisitions in the future. The Company's management has only limited experience with acquisitions, which involve numerous risks, including difficulties in the assimilation of acquired operations and products, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired companies.

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

------------------------------------------------------------------------------
                                                                       PAGE 21

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.


EXHIBIT
NUMBER            DESCRIPTION

------------------------------------------------------------------------------
                                                                       PAGE 22




27                Financial Data Schedule


-------------------

         (b)      Reports on Form 8-K.

                  None



                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JENKON INTERNATIONAL, INC.

May 15, 2000                            /s/ DAVID A. EDWARDS
---------------------                   ---------------------------------------
Date                                    Chief Executive Officer, Interim Chief
                                        Financial Officer, Chairman and Director

May 15, 2000                            /s/ PESSIE GOLDENBERG
---------------------                   ---------------------------------------
Date                                    President

May 15, 2000                            /s/ CLIFFORD DEGROOT
---------------------                   ---------------------------------------
Date                                    Controller and Principal Accounting
                                             Officer


------------------------------------------------------------------------------
                                                                       PAGE 23