Form 10QSB/A
period 1999-12-31
JENKON INTERNATIONAL INC
filed 2000-05-19
CIK 1019654

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

As of May 15, 2000, 5,513,732 shares of Common Stock were outstanding.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

         THIS REPORT ON FORM 10-QSB/A CONSTITUTES AMENDMENT NO. 1 TO THE REGISTRANT'S REPORT ON FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 1999, AND AMENDS IN ITS ENTIRETY PART I, ITEMS 1 AND 2, AND PART II,
         ITEM 6 OF SUCH REPORT AS ORIGINALLY FILED FEBRUARY 22, 2000. SEE
         NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR A DISCUSSION OF THE BASIS FOR SUCH AMENDMENTS.

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

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                     December 31,
                                                                                         1999
-----------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                         $  3,122,788
    Short-term investments                                                                 306,376
    Trade receivables                                                                    1,246,405
    Other receivables                                                                      356,143
    Inventory                                                                              650,000
    Net assets of discontinued operations                                                  453,222
-----------------------------------------------------------------------------------------------------

Total current assets                                                                     6,134,934

PROPERTY AND EQUIPMENT, net                                                                242,849
LONG TERM RECEIVABLES, net                                                                 703,249
OTHER ASSETS, net                                                                        1,213,338
-----------------------------------------------------------------------------------------------------

Total assets                                                                          $  8,294,370
=====================================================================================================

                     JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET

                                                                                           December 31,
                                                                                               1999
------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Short-term bank credit and current maturities of
      long-term liability                                                                   $     865,234
    Accounts payable                                                                              393,596
    Other accrued liabilities                                                                     109,400
    Convertible debt, net of original issue discount of
      $3,825,377                                                                                  674,623
    Amount due to a company under common control                                                  677,072
------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                       2,719,925

Long-term liabilities
    Accrued severance payment                                                                     145,000
    Notes payable, net of current portion                                                       1,120,271
------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                               3,985,196

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, SERIES B, par value
     $.001, 1,208,000 shares issued and outstanding, liquidation
     preference of $10 per share                                                                3,421,966
REDEEMABLE PREFERRED STOCK, SERIES C, par value
     $.001, 1,208,000 shares issued and outstanding, liquidation
     preference of $10 per share                                                                3,421,967

STOCKHOLDERS' DEFICIT
    Common stock, par value $.001; 20,000,000 shares authorized;
      5,633,398 shares issued, 5,476,944 shares outstanding                                         5,633
    Additional paid-in-capital                                                                  2,759,433
    Stock subscriptions receivable                                                                 (8,500)
    Rights in products acquired from a company under
      Common control                                                                           (1,750,000)
    Foreign currency translation                                                                  (13,119)
    Accumulated deficit                                                                        (3,188,206)
    Treasury stock, at cost, 156,454 shares                                                      (340,000)
------------------------------------------------------------------------------------------------------------

Total stockholders' deficit                                                                    (2,534,759)
------------------------------------------------------------------------------------------------------------

Total liabilities, redeemable preferred stock and stockholders' deficit                     $   8,294,370
============================================================================================================
                                                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31,                                                      1999                1998
---------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)          (Unaudited)
NET SALES FROM PRODUCTS, SERVICES AND MARKETING
   RIGHTS                                                                          $   878,051        $    502,627

COST OF REVENUES                                                                       551,900             278,328
---------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                           326,151             224,299

OPERATING EXPENSES
   Product research, development and enhancements                                    1,395,177             162,816
   Selling, general and administration                                                 501,461             145,500
   Acquisition expense                                                                 116,563                   -
   Goodwill expense                                                                     10,196                   -
---------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                             2,023,397             308,316
---------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                                     (1,697,246)            (84,017)

OTHER EXPENSE
   Interest expenses, net                                                             (661,334)             (2,799)
---------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX AND DISCONTINUED OPERATIONS                                  (2,358,580)            (86,816)

PROVISION FOR INCOME TAX                                                                     -                   -
---------------------------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS                                                 (2,358,580)            (86,816)

LOSS FROM DISCONTINUED OPERATIONS, net of income tax                                   (98,123)                  -
---------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                           $(2,456,703)       $    (86,816)
=====================================================================================================================

BASIC AND DILUTED LOSS PER SHARE
   Loss before discontinued operations                                             $     (1.68)       $      (0.28)
   Discontinued operations                                                               (0.07)                 -
---------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE                                                                 $     (1.75)       $      (0.28)
---------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic and diluted                                                                 1,401,349             312,558
=====================================================================================================================
                                                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS



SIX MONTHS ENDED DECEMBER 31,                                        1999                1998
-----------------------------------------------------------------------------------------------------
                                                                  (Unaudited)        (Unaudited)
NET SALES FROM PRODUCTS, SERVICES AND MARKETING
  RIGHTS                                                       $     1,266,838    $        740,743

TOTAL COST OF REVENUES                                                 644,903             388,099
-----------------------------------------------------------------------------------------------------

GROSS PROFIT                                                           621,935             352,644

OPERATING EXPENSES
   Product research, development and enhancements                    1,434,360             311,196
   Selling, general and administration                                 635,238             216,786
   Acquisition expense                                                 116,563                   -
   Goodwill expense                                                     10,196                   -
-----------------------------------------------------------------------------------------------------
Total operating expenses                                             2,196,357             527,982
-----------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                     (1,574,422)           (175,338)

OTHER EXPENSE
   Interest expenses, net                                             (723,888)             (9,980)
-----------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX AND DISCONTINUED OPERATIONS                  (2,298,310)           (185,318)

PROVISION FOR INCOME TAX                                                     -                   -
-----------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS                                 (2,298,310)           (185,318)

LOSS FROM DISCONTINUED OPERATIONS, net of income taxes                 (98,123)                  -
-----------------------------------------------------------------------------------------------------

NET LOSS                                                       $    (2,396,433)           (185,318)
=====================================================================================================

BASIC AND DILUTED LOSS PER SHARE

   Loss before discontinued operations                         $         (2.27)   $          (0.59)
   Discontinued operations                                               (0.10)                  -
-----------------------------------------------------------------------------------------------------

NET LOSS PER SHARE                                             $         (2.37)   $          (0.59)
-----------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic and diluted                                                 1,013,233             312,558
=====================================================================================================
                                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JENKON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



INCREASE IN CASH AND CASH EQUIVALENTS

SIX MONTHS ENDED DECEMBER 31,                                        1999              1998
---------------------------------------------------------------------------------------------------
                                                                  (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $    (2,396,433)    $   (185,318)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                      49,062           24,655
     Amortization of original issue discount                           623,703                -
     Change in net assets of discontinued operation                    (50,533)               -
     Loss from discontinued operations                                  98,123                -
     Decrease in other long-term liabilities                                 -           (1,536)
     Stock compensation                                              1,748,508                -
     Increase (decrease) from changes in operating
       assets and liabilities:
       Receivables                                                    (327,592)          56,225
       Long-term receivables                                          (519,811)        (231,458)
       Prepaid and other assets                                       (208,967)          85,175
       Inventories                                                    (100,000)        (244,939)
       Accounts payable                                                327,627          117,398
       Accrued severance                                                68,108           (7,312)
       Other accrued liabilities                                      (199,918)        (111,955)
---------------------------------------------------------------------------------------------------
Net cash used in operating activities                                 (888,123)        (499,065)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                  (71,969)         (90,266)
   Cash acquired in purchase                                           129,154                -
   Deposits                                                           (106,376)               -
---------------------------------------------------------------------------------------------------
   Net cash used in investing activities                               (49,191)         (90,266)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term credits received, net                                     66,539          137,965
   Loan payments                                                      (329,049)          (2,867)
   Loan proceeds                                                       951,296           19,470
   Proceeds from sale of common stock                                  210,304          645,136
   Decrease in amount due to a company under
     common control                                                          -         (205,381)
   Proceeds from sale of convertible debt, net of costs              3,140,534
---------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            4,039,624          594,323
---------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            3,102,310            4,992

CASH AND CASH EQUIVALENTS, beginning of period                          20,478                -
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                       $     3,122,788            4,992
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

              JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


3.      EARNINGS (LOSS) PER        The Company computes loss per common share
        COMMON SHARE               under SFAS No. 128, "Earnings Per Share,"
                                   which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue Common Stock were exercised or converted into Common Stock. Common stock equivalents from options, convertible debt, and preferred stock of 29,053,382 shares have not been included in the computation of diluted loss per common share as the effect would be antidilutive.

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

              JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


4.      ACQUISITION AND            In the event that Jenkon does not obtain
        DISCONTINUED               stockholder approval of the grant of
        OPERATIONS                 conversion rights to the Series B and Series
        (CONTINUED)                C Preferred Stock prior to May 31, 2000 (or
                                   such later date as the holders the Series B and C Preferred Stock may agree), the shares of Series B and Series C Preferred Stock will be redeemable at the option of the holders thereof at a price of $10 per share for a total redemption price of $24,160,000.

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

                                   Subsequent to the acquisition, on April 6, 2000, Jenkon's Board of Directors entered into a Stock Purchase Agreement for the sale of all its operating assets and liabilities associated with the software solutions for network marketing companies involved in the direct sales industry. In February 2000, Jenkon's Board of Directors had a formal plan to dispose of these operations. In accordance with EITF 95-18, "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date occurs after the Balance Sheet Date but before the Issuance of Financial Statements", the discontinued operations have been reflected in the financial statements assuming the discontinued operations were recorded at the beginning of the period presented. The combined entity did not recognize a deferred tax benefit on the loss from discontinued operations due to a 100% valuation allowance provided on the deferred tax assets. The combined entity anticipates disposing of these operating assets and liabilities within one year of the measurement date. The loss on disposal is estimated to be $12,501,000, which represents net assets of $500,812, goodwill of $13,725,300, reduced by estimated operating losses subsequent to the discontinued operation measurement date of approximately $475,000 and accrued estimated run-off and other disposal costs of $75,000 less the purchase price of $1,175,000. In accordance with EITF 87-11, "Allocation of Purchase Price to Assets to Be Sold", the loss on disposal of $11,907,000 has been accounted for as an adjustment to the purchase price of Jenkon and reduced goodwill recorded as a result of the reverse merger. The remaining goodwill of $1,223,500, after the purchase price adjustment, is being amortized over five years on a straight-line basis.

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

              JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


                                   The following table reflects unaudited pro forma combined results of operations of the combined entity on the basis that the acquisition had taken place at the beginning of each period presented:


                                                                    Three months ended       Six months ended
                                                                    December 31, 1999       December 31, 1999
                                  ---------------------------------------------------------------------------------
                                  Revenues                              $        878,000        $     1,267,000
                                  Net loss                                    (2,457,000)            (2,396,000)
                                  Net loss per common share                        (1.75)                 (2.37)
                                  =================================================================================

                                   The net asset of discontinued operations as of December 31, 1999 consisted of the following.

                                   Current assets                       $   919,000
                                   Other assets                           1,236,000
                                                                        ------------
                                     Total assets                         2,155,000
                                   Current liabilities                   (1,699,000)
                                   Other liabilities                         (3,000)
                                                                        ------------
                                     Total liabilities                   (1,702,000)
                                                                        ------------
                                     Net assets                         $   453,000
                                                                        ============

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

                                   Original issue discount of $4,500,000 has been recorded for the difference between the reported market price of Jenkon's Common Stock when the Convertible Promissory Notes were issued and the Convertible Promissory Notes conversion price of $1.00 per share. The original issue discount is being amortized on a straight-line basis from the issue date to the expected date the Notes are to be converted and reported as interest expense in the statement of operations.

6.      INCOME TAXES               Due to the significant operating losses
                                   incurred by the Company for the six month period ended December 31, 1999 and 1998, the Company has recorded a 100% valuation allowance on its net deferred tax assets since management cannot determine whether it is more likely than not that the deferred tax assets may be realized.

7.      RELATED PARTY              In December 1999, the Company agreed to
        TRANSACTIONS               forgive a receivable due from an officer of
                                   $116,563. This amount is recorded as
                                   acquisition expense on the consolidated
                                   statement of operations.

                                   During December 1999, MMKid issued 300
                                   shares of its stock to an officer of the Company. The shares converted into Jenkon Common and Preferred Stock upon the date of acquisition as further described in Notes 1 and 4. As a result, MMKid recorded a non-cash expense of $1,748,508 as compensation expense. This compensation expense was allocated in accordance with the general allocation of the officer's salary. The allocation resulted in an increase in cost of revenues of approximately $175,000, research and development expenses of approximately $1,172,000 and selling, general and administrative expenses of approximately $402,000.

                                   Also, prior to the acquisition, MMKid
                                   issued 1,175 shares of its stock to an
                                   outside advisor. These shares converted
                                   into 500,000 shares of Jenkon Preferred
                                   Series B and C Stock and resulted in an
                                   acquisition cost of approximately
                                   $5,539,900. This amount was capitalized as part of the overall purchase price and resulted in additional goodwill (Note 4).

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

10.     INVENTORY                  Inventory is valued at the lower of cost or
                                   market on a FIFO (first in, first out) basis and the balance at December 31, 1999 is as follows:

                                   Raw materials                   $360,000
                                   Work in process                  210,000
                                   Finished goods                    80,000
                                                                   --------
                                                                   $650,000
                                                                   ========


11.     SHORT-TERM INVESTMENTS    Short-term investments are deposits with banks
                                  that have an initial maturity of three months or less.

12.     PROPERTY AND EQUIPMENT    Property and equipment are stated at cost and
                                  are depreciated on a straight-line basis over their estimated useful lives which range from approximately 3 to 15 years. Leasehold improvements are amortized on a straight line basis over the shorter of their lease term or estimated useful lives.

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
                                                                       --------
                                                                       $242,849
                                                                       ========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

              JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998

REVENUES. Total revenues increased 74.7% to $878,051 for the three months ended December 31, 1999 from $502,627 for the same period in 1998. The increase is primarily attributable to the sale of Action K.I.D. centers. During the three months ended December 31, 1998, one customer purchased an Action K.I.D. center that accounted for 57% of total revenue. The sale of two Action K.I.D. centers to two separate clients accounted for nearly all revenue during the three month period ended December 31, 1999.

COST OF REVENUES. Total cost of revenues increased by $273,572 or 98.3% to $551,900 for the three months ended December 31, 1999 as compared to $278,328 for the same period in 1998. This increase was primarily due to the increase in the number of Action K.I.D centers sold and compensation expense related to MMKid shares issued. As a percentage of revenues, cost of revenues increased to 62.9% for the three months ended December 31, 1999 from 55.4% for the same period in 1998 due primarily to the compensation expense related to MMKid shares issued.

GROSS PROFIT. Gross profit increased by 45.4% to $326,151 for the three months ended December 31, 1999 from $224,299 for the same period in 1998. Overall gross profit as a percentage of total revenues decreased to 37.1% for the three months ended December 31, 1999 from 44.6% for the same period in 1998, mainly as a result of the compensation expense related to MMKid shares issued.

              JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


PRODUCT RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 756.9% to $1,395,177 for the three months ended December 31, 1999 from $162,816 for the same period in 1998. The increase is primarily related to the compensation expense related to MMKid shares issued in addition to the acceleration of the development of a new educational product to be named My K.I.D.

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

ACQUISITION EXPENSES. Acquisition expenses for the three months ended December 31, 1999 are comprised of internal costs associated with the acquisition including the forgiveness of debt. Other direct costs of the acquisition have been capitalized as a component of the purchase price.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 244.6% to $501,461 for the three months ended December 31, 1999 from $145,500 for the same period in 1998. The increase is primarily the result of the compensation expense related to MMKid shares issued slightly offset by a reduction in marketing administrative and support personnel.

LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $98,123 for the three months ended December 31, 1999 as compared to $0 during the same period in 1998. Such loss represents the disposition of all the operating assets and liabilities associated with the software solutions for network marketing companies involved in the direct sales industry.

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

COST OF REVENUES. Total cost of revenues increased by $256,804 or 66.2% to $644,903 for the six months ended December 31, 1999 as compared to $388,099 for the same period in 1998. This increase was primarily due to the compensation expense related to MMKid shares coupled with an increase in the number of Action K.I.D. centers sold. As a percentage of revenues, cost of revenues decreased to 50.9% for the six months ended December 31, 1999 from 52.4% for the same period in 1998 due primarily to the increase in revenue and the fixed cost of certain portions of the production process.

GROSS PROFIT. Gross profit increased by 76.4% to $621,935 for the six months ended December 31, 1999 from $352,644 for the same period in 1998. Overall gross profit as a percentage of total revenues increased to 49.1% for the six months ended December 31, 1999 from 47.6% for the same period in 1998, due primarily to the high margin associated with the sale of Action K.I.D. centers. The Company had two major Action K.I.D. center sales for the six months ended December 31, 1999 versus one major sale during the same period in 1998.

              JENKON INTERNATIONAL, INC. AND SUBSIDIARIES


PRODUCT RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 360.9% to $1,434,360 for the six months ended December 31, 1999 from $311,196 for the same period in 1998. The increase was primarily attributable to the compensation expense related to MMKid shares issued.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 193.0% to $635,238 for the six months ended December 31, 1999 from $216,786 for the same period in 1998. The increase is primarily the result of compensation expense related to MMKid shares issued with additional general and administrative costs added based on the anticipated future production and sales of Action K.I.D. centers.

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

LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $98,123 for the six months ended December 31, 1999 as compared to $0 during the same period in 1998. Such loss represents the disposition of all the operating assets and liabilities associated with the software solutions for network marketing companies involved in the direct sales industry.

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

For the six months ended December 31, 1999, operating activities used net cash of $888,123 primarily due to a net loss of $2,396,433 combined with an increase in current and long-term receivables of $847,403, offset by a decrease in payables of $327,627 and depreciation and amortization in the amount of $672,765. For the six months ended December 31, 1999, investing activities used net cash of $49,191 resulting primarily from the purchase of property and equipment of $71,969 and deposits of $106,376 offset by cash acquired in the purchase of $129,154. Cash flows from financing activities provided cash of $4,039,624 for the six months ended December 31, 1999 due primarily to the combined proceeds of convertible debt (described below), issuance of stock and loan proceeds of $4,368,673 offset by loan payments of $329,049.

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

The Company's accounts receivable balance at December 31, 1999 was $3,719,574. Accounts receivable in the over 90-day category at December 31, 1999 was $3,602,654 or 96.9% of accounts. The number of day's sales in accounts receivable was 184 days, for the six months ended December 31, 1999. The increase in accounts receivable is directly related to the sale of long-term projects. The Company provides extended payment terms on these larger sales. There were no bad debts during the six months ended December 31, 1999.

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

The Company has completed what it believes is a reasonable and thorough review of the Year 2000 issues as it relates to the Company's operations, liquidity and financial condition. The review included identifying the related issues and risks that could have a material effect on the Company. To date, no significant issues have been identified with respect to the Company's systems or any significant third parties dealing with the Company. Identified issues or reasonably foreseeable circumstances are not expected to have a material effect on the Company's systems or operations.

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

MMKID HAS A LIMITED HISTORY OF OPERATIONS, A HISTORY OF LOSSES AND LIMITED REVENUES. MMKid has a limited history of operations, has not operated profitably andhas and continues to experience significant losses, including a loss of $2,456,703 in the quarter ended December 31, 1999 Moreover, MMKid has generated only limited revenues from the sale of products, services and marketing rights. There can be no assurance that MMKid will ever be able to generate significant revenues or profits from operations.

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

JENKON INTERNATIONAL, INC.

May 12, 2000                            /s/ DAVID A. EDWARDS
---------------------                   ---------------------------------------
Date                                    Chief Executive Officer, Interim Chief
                                        Financial Officer, Chairman and Director

May 12, 2000                            /s/ PESSIE GOLDENBERG
---------------------                   ---------------------------------------
Date                                    President

May 12, 2000                            /s/ CLIFFORD DEGROOT
---------------------                   ---------------------------------------
Date                                    Controller and Principal Accounting
                                             Officer