Form 10KSB
period 2000-06-30
MULTIMEDIA K I D INC
filed 2000-09-28
CIK 1019654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period of to

                          Commission File No. 000-24637
                             MULTIMEDIA K.I.D., INC.
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                       91-1890338
(State of Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                          Identification Number)

23 Halutzat Hapardesanut Street, Petach Tikvah, 49221  Israel
(Address of Principal Executive Offices)                            (Zip Code)

                               011-972-3-930-7302
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     As of September 18, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $21,809,623, based on the closing sales price for such shares as quoted by the Nasdaq SmallCap Market. The Registrant's revenues for the fiscal year ended June 30, 2000 were $2,322,749.

     The aggregate number of shares of the Registrant's Common Stock, $.001 par value, outstanding on September 18, 2000, was 34,209,722.

Transitional Small Business Disclosure Format (check one)

Yes_________   No___X___

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on or about November 17, 2000, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Report.

                             MULTIMEDIA K.I.D., INC.

                                2000 Form 10-KSB

                                TABLE OF CONTENTS

PART I

Item 1.       Description of Business
Item 2.       Description of Properties
Item 3.       Legal Proceedings
Item 4.       Submission of Matters to a Vote of Security Holders

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters
Item 6.       Management's Discussion and Analysis of Operation
Item 7.       Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.      Executive Compensation
Item 11.      Security Ownership of Certain Beneficial Owners and Management
Item 12.      Certain Relationships and Related Transactions
Item 13.      Exhibits and Reports on Form 8-K

ITEM I.  DESCRIPTION OF BUSINESS.

          Unless the context otherwise requires, "MKID," "us," "we," and "our" refer to Multimedia K.I.D., Inc. and its subsidiaries and "MKID-Israel" refers to Multimedia K.I.D. - Intelligence in Education Ltd., our Israeli subsidiary.

GENERAL

         On December 16, 1999, Multimedia K.I.D. - Intelligence in Education Ltd., an Israeli company, and the holders of all of MKID-Israel's shares entered into a Stock Exchange Agreement and Plan of Reorganization. Under this agreement, MKID-Israel became a wholly-owned subsidiary of Multimedia K.I.D., Inc., a Delaware corporation, formerly known as Jenkon International, Inc.

         For financial accounting purposes, this transaction was treated as a reverse acquisition of Jenkon by MKID-Israel. As a result, all our financial statements included in this report covering periods prior to December 16, 1999 reflect only the results of operations, financial position and cash flows of MKID-Israel on a stand-alone basis. All consolidated financial statements of MKID for periods commencing December 16, 1999 include the results of operations, financial position and cash flows of Jenkon from and after that date.

         On March 15, 2000, MKID entered into a Management Services Agreement and on April 6, 2000 entered into a definitive Stock Purchase Agreement with JIA, Inc., a company partly owned by management of Summit V, Inc. (previously a wholly owned subsidiary of MKID), for the sale of all the outstanding stock of Summit V. Summit V was Jenkon's direct sales software operating division. The sale of Summit V to JIA, Inc. was approved by our stockholders at a Special Meeting held on May 31, 2000 and completed on or about June 2, 2000.

         The description of our business assumes that for all periods discussed, our business consisted of only the business of MKID-Israel and that we did not own Summit V.

INTRODUCTION

         We develop computerized educational systems designed to enhance learning within a technologically-based environment. Our educational systems are designed for kindergartens, schools and special education, as well as enrichment centers that provide additional educational opportunities for children. Our systems combine interactive software, playful instructive aides and electronic interfaces. These products have been marketed and installed in many countries around the world. Our products provide educational, three dimensional computerized environments that combine physical components such as wooden blocks, task cards, worksheets and books with the latest computer-based technologies. We believe that the combination of tangible objects with software, including the links between the two, distinguishes our products from our competitors' products.

         In 1997, we were granted a Computer Software Award from the office of the Prime Minister of Israel in the category "Special Innovation and Invention in Education."

BUSINESS STRATEGY

         Our objective is to expand market penetration and to become a leader in the development of educational systems and related products. We cannot be sure we will be able to achieve this goal. In order to achieve this objective, our strategy includes the following elements:

Provide a Comprehensive Solution. We believe that the educational market is experiencing two important trends: after school learning centers and Internet learning. Internet learning, or e-learning, involves individual learning, whereas the learning center approach is based on group learning with supervision. The Clinton administration has adopted the use of learning centers as a key component of its education policy and Congress allocated $450 million for learning centers for fiscal year 2000. Our approach is to provide products that integrate the group learning approach of learning centers with the individual learning approach of Internet learning. We believe that our enrichment centers are well suited for after-school learning centers because they combine recreational and fun activities with the learning process. In addition, these centers may provide e-learning benefits when they are connected to a Web site.

Implement our Web strategy. We are in the final stages of integrating our Web sites with our MyK.I.D. system. We believe that this development will facilitate the integration of group learning and individual learning within the same environment. This integration will allow a child using the MyK.I.D. system at school to continue his learning process at home because he will be connected both to other students and to his teachers through the Internet.

Expand Geographic Market Penetration. We believe that international markets provide significant opportunities for us to increase sales of our products. We intend to expand our geographic presence by entering into marketing alliances with distributors in other countries. We have already entered into marketing alliances or joint ventures with distributors in the United States, Brazil and India. We recently received an order in the United States for more than $1 million for Action K.I.D. centers. We provide our marketing partners with exclusive marketing rights in their territories as well as training and marketing support to ensure proper distribution of our products.

Leverage Current and Future Customer Base. We believe that as our end user base expands, the use of our educational systems will encourage other educators to utilize our systems and thus open new opportunities for us. Additionally, we believe that the educational methodology inherent in our products promotes change in the educational structure of learning institutions that utilize our products. We believe this change will provide further opportunities for us to sell additional products.

          The success of our business strategy will depend in part upon our access to capital resources to fund expansion as well as other factors such as market demand for our products. See "Risks Relating to Our Business."

PRODUCTS

         Our products are designed to provide a comprehensive educational environment that promotes the learning development process. Our products are interactive, multi-dimensional, multimedia systems dedicated to pre-schools, the early years of elementary school and special needs. We believe each product provides a complete, coherent system that delivers hundreds of hours of learning. Our products are computer-based and feature electronic interfaces, activity mats and dozens of three-dimensional objects that interact with a computer. Although our products have been developed in English, the systems we sell have been translated into more than 20 different languages.

         Action K.I.D. Action K.I.D. is an interactive multi-dimensional, multi-activity education center designed for ages 4 and up. The Action K.I.D. system is typically enclosed within a 100 x 30 x 10 foot area. The computerized center integrates an auditory communications system, a video photography station, and vibrant visual instructional material into a programmed wooden playground-like structure, complete with a labyrinth, balance beam, bridge, ramps and ladders to create an interactive learning wonderland for children. Built into the structure is a touch system comprised of step-on keypads, a variety of hand buttons, touch screens, and other elements that receive, convey and record real-time information relevant to the task at hand. Action K.I.D. is a platform that can be used for a variety of applications. An Action K.I.D. learning center generally sells in a range of $300,000 and $600,000 per center.

         My K.I.D. My K.I.D. is a language learning oriented system. The My K.I.D. software system interfaces with an interactive activity unit, playful instructive items and colorful activity mats and is designed for ages 6-12. The system incorporates multimedia software and is designed for individual or group work, depending on educational needs. My K.I.D. focuses on developing language arts, and does so by integrating vocabulary from various fields and emphasizing the different aspects of language including grammar, expressive writing, reading comprehension and listening skills. This product is expected to be the first to implement our Web strategy. The My K.I.D. system generally sells in a range of $400 and $600 per system.

         K.I.Ducation. K.I.Ducation is a content learning oriented system. The K.I.Ducation system is a comprehensive computer-assisted learning system designed for ages 5-11. The system, with its built-in electronic panel, features soft-touch keys and icons, and the ability to function as a keyboard and mouse. The subjects addressed by the K.I.Ducation system are derived from a broad range of fields including nature, hygiene, electricity, arithmetic, biology and other fields commonly covered in educational settings. The system comes with a learning kit that includes hundreds of colorful objects including template mats, task cards, picture cards, wood blocks, soft sponge numbers and dice. In addition, the system includes a creative workshop where a child can design a variety of objects using a computer. The objects will be associated with the content that is the subject of the learning. Design with the computer will involve the use of a two-dimensional medium for the design of three-dimensional objects. When the design is completed, the user may print out his design and use this paper version to build a three-dimensional object, thereby improving his tangible-abstract capabilities. The K.I.Ducation system generally sells in a range of $1,200 and $2,000.

          K.I.D. Grid. K.I.D. Grid is a platform easily adopted for a variety of applications. Designed for all ages, K.I.D. Grid is a learning system featuring a large, colorful, touch-activated electronic mat linked to a PC. The mat has more than 100 illuminated touchpads featuring a wide combination of letters, numbers, shapes and graphic symbols. The K.I.D. Grid system generally sells in a range of $1,200 and $2,000.

         EDULine. EDUline is a basic skills learning oriented system. The EDULine family of systems includes a number of different systems that all combine an activity table, interactive software, three-dimensional objects, instructive tools and electronic interfaces and is designed for ages 2-11. Each system in the EDULine family is designed to provide flexibility to enable adaptation to all learning populations. One of the systems in the EDULine family was developed to address special education needs with such items as a Tactile Table and Illuminated Keyboard. The EDUline system generally sells in a range of $1,250 and $9,000.

         Home Products. We have several home products that are similar to or derivatives of our institutional systems. We believe that the demand for our home products will be directly linked to the effectiveness of our Web strategy.

PRODUCT DEVELOPMENT

         We are currently developing a number of product enhancements and applications, which we believe will enhance the effectiveness of our product line as well as allow us access to new markets. We believe that the ability to use our systems in connection with a Web site will increase functionality and make our system more attractive to potential purchasers. The Web site is being designed to facilitate home-classroom communication for users and their parents, as well as educators who use the products. One such application that is currently being developed is a Web site based on the My K.I.D. system. This Web site will provide an e-learning environment with group, collaborative, and instructed learning. Additionally, we are currently developing an application based on the Action K.I.D. system that targets adults in management-level positions and is intended to impart management strategies such as teamwork, accuracy, independence and following instructions. We are also planning the development of a virtual helmet that will allow users of our systems to receive instructions and other applications.

CUSTOMERS

         Our products have been installed in many countries around the world. We market our products under our name, as well as under the name PMD in certain markets. Typical end users of our products include school systems and learning centers. A small portion of our end users purchase our home products.

         The following table sets forth the geographic distribution of our sales for the twelve months ended June 30, 2000 and 1999:

--------------------------------------------------------------------------------
                       JUNE 30, 2000                  JUNE 30, 1999
--------------------------------------------------------------------------------
                  Revenues     Percent of total   Revenues    Percent of total
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Romania           --           --                $331,000      22.2%
--------------------------------------------------------------------------------
United States     $459,000     22.0%              251,000      16.9
--------------------------------------------------------------------------------
Israel           1,841,000     78.0               760,000      51.0
--------------------------------------------------------------------------------
Other               23,000                        146,000       9.9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Total      $2,323,000    100.00%          $1,488,000     100.0%
--------------------------------------------------------------------------------

         Our sales have historically been dependent upon a few major independent distributors and customers. The following table sets forth our revenues from major individual independent distributors and customers for the twelve months ended June 30, 2000 and 1999 as well as the percentage of total revenues for the periods:

--------------------------------------------------------------------------------
                      JUNE 30, 2000                  JUNE 30, 1999
--------------------------------------------------------------------------------
                Revenues     Percent of total  Revenues     Percent of total
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Company A       $545,000        23.5%          $444,000        29.9%
--------------------------------------------------------------------------------
Company B        803,000        34.5              --
--------------------------------------------------------------------------------
Company C        459,000        19.7            251,000        16.9
--------------------------------------------------------------------------------
Company D        252,000        10.9              --
--------------------------------------------------------------------------------
Company E           --           --             316,000        21.2
--------------------------------------------------------------------------------
Company F           --           --             331,000        22.2
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Total    $2,059,000       88.6%         $1,342,000        90.2%
--------------------------------------------------------------------------------


SALES AND MARKETING

         Sales. The majority of our sales are made directly to our independent distributors who then sell the products to the end-user. We have agreements with independent distributors in the United States, Brazil and India. These agreements provide for exclusive marketing rights of our products inside specified geographic areas. A small portion of our sales is made directly to end-users through our direct sales force located in Israel. Additionally, although our independent distributor in the United States has exclusive marketing rights in the United States to market Action K.I.D. centers and K.I. Ducation products, we expect to open a direct sales office in the United States to focus additional marketing efforts to opportunities there for our other products. We also attend various technological education shows and participate in seminars organized by academic bodies.

         We train our independent distributors and internal sales and service employees to provide service and customer support. We use specialized classroom training, instructional videos and partner-sponsored seminars to educate our partners about product information. In addition, our technical staff has prepared comprehensive training manuals, written in over 20 different languages, relating to specific training procedures. Our technical personnel are continuously updated and retrained as new products are developed. Our independent distributors and end-user customers receive informational bulletins and continued training seminars.

         Marketing. Currently, marketing outside Israel is generally conducted by independent distributors. We are continually providing these distributors with new and updated marketing materials to ensure proper training of their sales and marketing personnel. We also expect to use our Web site to transfer instructional materials to the teachers utilizing our products.

COMPETITION

         The market for educational products is highly competitive and is characterized by rapidly changing customer preferences and little or no barriers of entry. There are numerous businesses, many of which are better capitalized than us, currently offering software and other products directed at the same customer base. We believe that the primary competitive factors for the provision of our systems are performance specifications, sales price, customer service, brand name and service record. Our success will depend heavily upon our ability to provide high quality systems that meet end user specifications and are competitively priced. Other factors that will affect our success in this market include our ability to attract additional experienced marketing, sales, and management talent and the expansion of worldwide training capabilities.

         Our competitors and prospective competitors vary greatly from small private multimedia publishers to large international corporations. We believe that our products are differentiated from nearly all our competitors by the combination of technology, software and instructive aides that are incorporated into our products. Most of our competitors have greater market presence, engineering, marketing, sales and distribution capabilities, and financial, technological and personnel resources than those available to us. As a result, they may be able to adapt more swiftly to new or emerging technologies and changes in customer specifications, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than we can.

         Because price is a major competitive factor in the market for our products, if any of our competitors elect to initiate and support prolonged price competition to gain market share, we likely would be forced to lower our prices, possibly for a protracted period. That would have a material adverse effect on our financial condition and results of operations and could threaten our economic viability.

         We believe that several factors will enable us to effectively compete, including a longer product shelf life for our products than the shelf lives of regular multimedia educational products, ease of product adaptation, and a relatively short development cycle due to significant development experience and existing platforms. In addition, some of our products are specifically developed and tailored for school use, thereby making it easier for teachers to integrate our products into the classroom.

RESEARCH AND DEVELOPMENT

         Our research and development activities have primarily been directed towards the development of the My K.I.D and Action K.I.D. systems, including our Web site. Research and development expenses were $1,905,146 for the year ended June 30, 2000, $319,467 for the six months ended June 30, 1999 and $697,611 for the year ended December 31, 1998.

         From time to time we have received royalty-bearing grants from the Office of the Chief Scientist in Israel and the Israel-U.S. Binational Research and Development Foundation. The amounts of these grants have not been material. As a recipient of grants from the Office of the Chief Scientist, we are obligated to perform all manufacturing activities for projects subject to the grants in Israel unless we receive an exemption. Know-how from the research and development which is used to produce products may not be transferred to third parties without the approval of the Office of the Chief Scientist. Such approval is not required for the export of any products resulting from such research or development.

INTELLECTUAL PROPERTY

         We rely on a combination of trade secret laws and contractual restrictions to establish and protect our technology. We are in the process of registering certain trademarks. We cannot be sure that the steps taken by us will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies and products that are substantially equivalent or superior to our technology and products. In addition, there can be no assurance that licenses for any intellectual property that may be required for us to provide services or develop products would be available on reasonable terms, if at all.

         We have not historically required trade secrecy and confidentiality agreements to be executed by our employees or independent software developers in order to protect our rights in our proprietary technology. We are in the process of requiring employees, contractors and distributors to execute such agreements. No assurance can be given that such measures will be effective in protecting our rights in its present or future technology.

         We have filed applications with the Israeli Registry of Trademarks for My K.I.D. and five of the animated figures incorporated into the product. Additionally, we intend to file for U.S. trademarks for the same. There can be no assurance that tradename protection can be obtained for these names. Although we do not believe that our products or tradenames infringe upon the proprietary rights of any third parties and no third parties have asserted trademark, patent, or copyright infringement or other similar claims against us, there can be no assurance that third parties will not assert such claims against us in the future or that such claims will not be successful. We could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block our ability to sell product in the United States or abroad. Such a judgement could have a material adverse effect on our business, financial condition or results of operations.

         The laws of certain foreign countries where we distribute or intend to distribute our products do not effectively protect technology, trademarks or tradenames that we use in our business and consider proprietary. We have not undertaken to investigate such laws or to assure that available protection is obtained.

EMPLOYEES

         As of June 30, 2000, we employed a total of 31 persons worldwide, including 13 in research and development, three in sales and marketing two in management and administration and 13 in production and technical support departments. As of June 30, 2000, all of our employees were located in Israel.

         Israeli labor laws and regulations are applicable to our employees in Israel. These laws principally concern matters such as paid annual vacation, paid sick days, length of the workday, pay for overtime, insurance for work-related accidents, severance pay and other conditions of employment. Israeli law generally requires severance pay, which may be funded by Manager's Insurance, described below, upon the retirement or death of an employee or termination of employment without cause (as defined under Israeli law). This insurance policy provides a combination of savings plans, insurance and severance pay, if the employee is legally entitled thereto, upon termination of employment. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute. Since January 1, 1995, such amounts also include payments for national health insurance. The payments to the National Insurance Institute are approximately 14.5% of wages (up to a specified amount), of which the employee contributes approximately 66% and the employer contributes approximately 34%.

         Although not legally required, we regularly contribute to a "Manager's Insurance" fund or to a privately managed pension fund on behalf of our employees located in Israel. These funds provide employees with a lump sum payment upon retirement (or a pension, in case of a pension fund) and severance pay, if legally entitled thereto, upon termination of employment. We provide for payments to a Manager's Insurance Fund and pension fund contributions in the amount of 13.3% of an employee's salary on account of severance pay and provident payment or pension, with the employee contributing 5.0% of his salary. We also pay an additional 2.5% of certain of our employees' salaries in connection with disability payments. In addition, we administer an Education Fund for our Israeli employees and pay 7.5% thereto, with the employees contributing 2.5% of their salary.

         Furthermore, our Israeli employees are subject to certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists Associations) by order of the Israeli Ministry of Labor and Welfare. These provisions principally concern cost of living increases, recreation pay and other conditions of employment. We generally provide our Israeli employees with benefits and working conditions above the required minimums. Our employees, as a group, are not currently represented by a labor union. To date, we have not experienced any work stoppages.

RISK FACTORS

         We believe that the occurrence of any one or some combination of the following factors could have a material adverse effect on our business, financial condition or results of operations.

RISKS RELATING TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

         We have and continue to experience significant and continuing losses including a loss before discontinued operations of $7 million for the year ended June 30, 2000. Our ability to achieve profitability and positive cash flow from operations is dependent upon our ability to substantially grow our revenue base and achieve operating efficiencies. We may not be able to achieve profitability and even if we achieve profitability, we may not be able to sustain it.

IF WE ARE UNABLE TO MAINTAIN OUR NASDAQ LISTING, OUR STOCK PRICE WOULD LIKELY DECLINE.

         Our common stock is currently listed for trading on the Nasdaq SmallCap Market. We cannot be certain that we will be able to maintain the standards for Nasdaq SmallCap Market inclusion with respect to our common stock. If our common stock ceases to be included on the Nasdaq SmallCap Market, the market value of our common stock would likely decline and stockholders would find it more difficult to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, our common stock could become subject to the penny stock rules of the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell these securities. If our common stock becomes subject to the penny stock rules, the ability of broker-dealers to make a market in or sell our securities may be adversely affected and the market liquidity for our securities could be severely adversely affected.

WE MAY NEED ADDITIONAL FINANCING TO CONTINUE OUR GROWTH.

         To the extent that we are unsuccessful in generating significant cash flow from operations in order to fund operating losses and investments in product development, sales and marketing, we will need to rely on outside financing sources for working capital. We currently have no significant bank line of credit and additional financing may not be available to us on acceptable terms or at all. We may be required to curtail our operations significantly if adequate financing is not available. We could be required to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential markets.

WE DEPEND ON INDEPENDENT DISTRIBUTORS TO SELL OUR PRODUCTS. IF THESE PARTIES DO NOT SUCCEED IN SELLING OUR PRODUCTS, OR IF WE ARE NOT ABLE TO MAINTAIN OUR RELATIONSHIPS WITH THEM, OUR REVENUES AND INCOME WILL SUFFER.

         We sell our products primarily through independent distributors that are not under our direct control. We are highly dependent on their active marketing and sales efforts. In the year ended June 30, 2000, our top three distributors and direct customers accounted for over76% of our revenue. Typically, our arrangements with them do not prevent them from selling products of other companies, including our competitors. As a result, they may give higher priority to products of other companies. We also may not be able to maintain our existing relationships. If one or more of our major distributors terminate their relationship with us, we may be unsuccessful in replacing them. The loss of one or more of our distributors will impair our ability to sell our products and result in lower revenues and income.

IF WE FAIL TO EXPAND OUR DISTRIBUTION CHANNELS, DIRECT SALES FORCE AND BUSINESS RELATIONSHIPS, OUR REVENUE GROWTH AND BUSINESS MAY BE HARMED.

         If we fail to expand our distribution channels, direct sales force and business relationships, revenue may not grow or it may decline and as a result the business may be seriously harmed. To date, we have sold our products primarily through our independent distributors. The ability to achieve significant revenue growth will largely depend on our success at developing future distribution channels, recruiting and training sufficient direct sales personnel and establishing and maintaining additional relationships. Our products require a sophisticated sales effort targeted at the senior management of our prospective customers. New distributors and hires require training and take time to achieve full productivity. We may be unable to find new qualified distributors or individuals in the future.

BECAUSE THE MARKET FOR OUR PRODUCTS IS CHARACTERIZED BY RAPID TECHNOLOGICAL AND OTHER CHANGES, OUR SUCCESS DEPENDS ON OUR ABILITY TO CONTINUALLY DEVELOP NEW AND MORE TECHNOLOGICALLY-ADVANCED PRODUCTS AND PRODUCT ENHANCEMENTS.

         The markets for our products are characterized by technological change, evolving industry standards and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and products currently under development obsolete and unmarketable. Our future success will depend upon our ability to enhance our current products and develop and successfully introduce and sell new products that keep pace with market developments and respond to evolving end-user specifications. Any failure by us to anticipate or respond adequately to technological developments or end-user specifications, or any significant delays in product development or introduction, could damage our competitive position in the marketplace and reduce revenues. We cannot be certain that we will be successful in developing and marketing new products or product enhancements on a timely basis or that we will not experience significant delays in the future.

THE MARKET FOR OUR PRODUCTS IS HIGHLY COMPETITIVE, AND BECAUSE MANY OF OUR COMPETITORS HAVE MUCH GREATER RESOURCES THAN WE HAVE, IT MAY BE DIFFICULT FOR US TO ACHIEVE PROFITABILITY.

         The market for educational software products is highly competitive and is characterized by technological change, rapidly changing customer preferences and little or no barriers to entry. There are many businesses, many of which are better capitalized than ours, currently offering products similar in type or scope to our products. Our success will depend heavily upon our ability to provide high quality products that meet the demand of educators and consumers. Other factors that will affect our success in this market include our ability to attract additional experienced marketing, sales, and management talent, and the expansion of worldwide support, training, and service capabilities. Our current and prospective competitors vary greatly from small private multimedia publishers with 10-20 employees to large international corporations with revenues in excess of $300 million in annual sales.

Some or all of our actual and potential competitors may have greater market presence, engineering, customer support and marketing capabilities, and financial, technological and personnel resources than those available to us. As a result, they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than we can.

         Because price is a major competitive factor in the market for our products, if any of our present or future competitors elect to initiate and support prolonged price competition to gain market share, we likely would be forced to lower our prices, possibly for a protracted period, which would have a material adverse effect on our financial condition.

BECAUSE WE DEPEND ON A LIMITED NUMBER OF SUBCONTRACTORS TO MANUFACTURE AND ASSEMBLE OUR PRODUCTS, OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO RETAIN OR REPLACE THEM.

         We use third-party subcontractors located in Israel to assemble our products. We have not entered into contracts with any of our suppliers or subcontractors. The reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity as we expand and reduced control over product quality, delivery, schedules, manufacturing yields and costs.

         Certain key components used in our products are currently available from only a limited number of sources. We may not be able to find alternative sources in a timely manner, if at all, if any of our suppliers were unwilling or unable to provide us with key components. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our end-user relationships, business and results of operations.

WE HAVE A HISTORY OF QUARTERLY FLUCTUATIONS IN OUR RESULTS OF OPERATIONS AND EXPECT THESE FLUCTUATIONS TO CONTINUE.

         We have experienced and expect to continue to experience significant fluctuations in our quarterly results. These fluctuations may be caused by many factors, including, but not limited to:

o   the size and timing of individual orders;
o   seasonality of revenues;
o   lengthy sales cycle;
o delays in introduction of products or product enhancements by us or other providers of components for our products;
o   competition and pricing in the educational products industry;
o   market acceptance of new products;
o reduction in demand for existing products and shortening of product life cycles;
o   foreign currency exchange rates;
o   mix of products sold;
o   conditions or events in the education industry; and

o   general economic conditions.

         We do not typically maintain a significant backlog and therefore the revenue results for each quarter depend substantially on orders received and delivered in that quarter. As a result of the relatively high price of some of our products and relatively low unit volume of these products, any lost or delayed sales will have a disproportionately greater effect on our revenues and quarterly results relative to companies that have higher unit sales volumes and less revenue associated with a particular product.

         Our sales cycle varies greatly with different products. For higher priced products, the typical sales cycle is three to six months from the time initial sales contact is made with a qualified prospect, making the timing of our revenues difficult to predict and our quarterly results difficult to forecast. Our sales cycle relating to lower priced products is anywhere from two weeks to two months. Our expense levels are based in part on our forecasts of future revenues. Accordingly, since a large portion of our expenses are fixed in nature, we would not be able to quickly curtail expenses in response to a decline in revenues, and operating results for a given quarter would be adversely affected. As a result, revenues for any quarter are subject to significant variation and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

IF WE CANNOT ADEQUATELY MANAGE OUR GROWTH, OUR BUSINESS COULD SUFFER.

         To manage our growth effectively, we will be required to continue to implement and improve our operating and financial systems and to expand, train and manage our employee base. We cannot assure you that we have made adequate allowances for the costs and risks associated with our expansion, or that our systems procedures and managerial controls will be adequate to support our operations. Any delay in implementing, or transitioning to, new or enhanced systems, procedures or controls may seriously harm our ability to record and report financial and management information on a timely and accurate basis. We expect operating expenses and staffing levels to increase substantially in the future. In particular, we intend to hire a significant number of employees in the near future, including increasing the size of our product development staff. If we are unable to successfully manage our expansion, our business could suffer.

WE MAY SEEK TO EXPAND OUR BUSINESS THROUGH ACQUISITIONS THAT COULD RESULT IN DIVERSION OF RESOURCES AND EXTRA EXPENSES, WHICH COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

         Although no acquisitions of companies or products are currently being negotiated, we may make acquisitions in the future. Our management has limited experience with acquisitions, which involve numerous risks, including difficulties in the assimilation of acquired operations and products, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired companies. Acquired businesses may not be successfully integrated with our operations or with our technology. If any acquisition or joint venture were to occur, we may not receive the intended benefits of the acquisition or joint venture. If future acquisitions disrupt our operations, our business could suffer.

BECAUSE WE ARE DEPENDENT ON THIRD-PARTY SUPPLIERS FOR SOME OF OUR SOFTWARE AND HARDWARE, THE LOSS OF ONE OR MORE OF THESE SUPPLIERS COULD CAUSE PRODUCTION DELAYS AND A REDUCTION OF REVENUES.

         Our products incorporate and use software products and computer hardware and equipment developed by other entities. Our operating systems on which our products can function, Windows 95-98 and NT, have been developed or are owned by Microsoft Corporation. The computer hardware and equipment sold as part of our turnkey systems are manufactured by the Pentium Company, an Israeli company, and others. We cannot be certain that these product lines will remain viable or that these products will otherwise continue to be available to us. If any of these entities abandons or fails to enhance a particular product line, we may need to seek other suppliers. This could have a material adverse effect on our results of operations. In addition, we cannot be certain that our current suppliers will not significantly alter their pricing in a manner adverse to us.

UNDETECTED HARDWARE AND SOFTWARE ERRORS MAY INCREASE OUR COSTS AND IMPAIR THE MARKET ACCEPTANCE OF OUR PRODUCTS. WE COULD BE SUBJECT TO WARRANTY CLAIMS AND PRODUCT RECALLS, WHICH COULD BE VERY EXPENSIVE AND HARM OUR FINANCIAL CONDITION.

         We offer complex products that by their nature are susceptible to undetected software errors or failures. Future products may experience failures when first introduced or as new versions are released. Any product recall as a result of errors or failures, and the associated negative publicity, could result in the loss of or delay in market acceptance of our products and harm our business and reputation. Any significant product returns or warranty claims could result in significant additional costs to us and could adversely affect our results of operations.

WE DEPEND ON A LIMITED NUMBER OF KEY PERSONNEL WHO WOULD BE DIFFICULT TO REPLACE. IF WE LOSE THE SERVICE OF THESE INDIVIDUALS, OUR BUSINESS COULD BE HARMED.

Our continued growth and success substantially depends on the performance of our executive officers and key employees. We rely on our ability to attract, retain and motivate highly qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of the executive officers or key employees could cause us to incur increased operating expenses and divert senior management resources to search for replacements. The loss of their services could also harm our reputation if our customers become concerned about our future operations as the result of employee departures. We do not have key person life insurance policies on any of our employees.

         Our future success also depends on our ability to identify, hire, train and retain additional highly qualified technical and managerial personnel. Competition for these personnel is especially intense in the software industry. If we fail to recruit and retain sufficient qualified employees our business could be harmed.

WE ARE SUBJECT TO THE RISKS OF CONDUCTING BUSINESS ON AN INTERNATIONAL BASIS.

         To date, we have sold our products primarily in Europe, the U.S., Israel, and, to a lesser extent, in South America. We are subject to the risks inherent in international business activities, including:

o   the burden of complying with a wide variety of foreign laws and regulations;
o   import or currency control restrictions;
o   exposure to local taxation;
o   tariffs and other trade barriers;
o   staffing and managing foreign operations;
o   transportation delays; and
o   seasonal reduction of business activities.

         Our ability to penetrate some international markets may be limited due to the above factors, as well as, different technical standards or product requirements for our products in different markets.

OUR FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY CIRCUMSTANCES RELATING TO THE SALE OF SUMMIT V, INC.

         In June 2000, we sold our subsidiary Summit V, Inc. to JIA, Inc., an affiliate of some of our former directors, officers and employees. The purchase price paid by JIA for Summit V was $1,175,000, a portion of which was delivered in cash and the remainder of $1,001,738, was delivered in the form of two promissory notes. One note, in the original principal amount of $675,000, is due and payable on June 2, 2001. The other note, in the original amount of $326,738, was due and payable in full on June 16, 2000 and is secured by 300,000 shares of our common stock. JIA failed to make complete payment on this note, but continues to pay the note down in smaller installments. Due to the uncertainty of collectibility, we have recorded an allowance reserve of $200,000 with respect to the amounts due on these notes. We cannot be certain that we will be able to successfully collect all amounts owed under these notes or that, if Summit V is not successfully operated after such sale, creditors of Summit V will not seek payment from us. If JIA fails to meet its payment obligations under the notes, or if creditors of Summit V seek payment of Summit V's obligations from us, our financial condition could be materially and adversely affected.

OUR PROPRIETARY TECHNOLOGY IS DIFFICULT TO PROTECT AND UNAUTHORIZED USE OF OUR PROPRIETARY TECHNOLOGY BY THIRD PARTIES MAY IMPAIR OUR ABILITY TO COMPETE EFFECTIVELY.

         Our success and ability to compete depend, in part, upon our technology and proprietary rights. We may not be able to prevent the misappropriation of our technology and our competitors may independently develop technologies that are substantially equivalent or superior to ours. We have applied for six trademarks with the Israeli Registry of Trademarks and intend to file for similar trademark protection in the U.S. To protect our unpatented proprietary know-how, we rely on a combination of technical leadership, trade secrets and confidentiality and non-disclosure agreements. These agreements and measures may not be adequate to protect our technology from third-party infringement. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization or to develop similar technology independently.

OUR BUSINESS MAY SUFFER IF WE ARE SUED FOR INFRINGING THE INTELLECTUAL RIGHTS OF THIRD PARTIES.

         We are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of other companies. Many participants in the education software industry have an increasing number of patents and patent applications and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. Third parties may assert infringement claims in the future with respect to our current or future products. These claims may require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of these claims. Any necessary licenses may not be available or, if available, may not be obtainable on commercially reasonable terms.

RISKS RELATING TO OUR OPERATIONS IN ISRAEL

POTENTIAL POLITICAL, ECONOMIC OR MILITARY INSTABILITY IN ISRAEL MAY ADVERSELY AFFECT OUR RESULTS OR OPERATIONS.

         Our principal offices and many of our subcontractors and suppliers are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. The future of peace efforts between Israel and its Arab neighbors remains uncertain. Any future armed conflicts or political instability in the region would likely negatively affect business conditions and harm our results of operations. Furthermore, several countries restrict business with Israel and Israeli companies. These restrictive laws and policies may seriously harm our operating results, financial condition or the expansion of our business.

OUR RESULTS OF OPERATIONS MAY BE NEGATIVELY AFFECTED BY THE OBLIGATION OF OUR PERSONNEL TO PERFORM MILITARY SERVICE.

         Most of our executive officers and employees are in Israel and are obligated to perform annual military reserve duty. In addition, in the event of a military conflict or war, these persons could be required to serve in the military for extended periods of time. Our operations could be disrupted by the absence for a significant period of one or more of our executive officers or key employees or a significant number of other employees due to military service. Any disruption in our operations would harm our business.

IT MAY BE DIFFICULT TO ENFORCE A U.S. JUDGMENT AGAINST OUR OFFICERS AND DIRECTORS AND OUR ISRAELI AUDITORS OR TO ASSERT U.S. SECURITIES LAW CLAIMS IN ISRAEL.

         Service of process upon our Israeli directors and officers and the Israeli auditors named herein may be difficult to effect within the United States. Almost all of these people reside outside the United States. Any judgment obtained in the United States against us or these individuals or entities may not be enforceable within the United States.

         There is doubt as to the enforceability of civil liabilities under the Securities Act and the Securities Exchange Act in original actions instituted in Israel. However, subject to specified time limitations, Israeli courts may enforce a U.S. final executory judgment in a civil matter, provided that:

o adequate service of process has been effected and the defendant has had a reasonable opportunity to be heard;

o the judgment and its enforcement are not contrary to the law, public policy, security or sovereignty of the State of Israel;

o the judgment was obtained after due process before a court of competent jurisdiction according to the rules of private international law prevailing in Israel;

o the judgment was not obtained by fraudulent means and does not conflict with any other valid judgment in the same matter between the same parties;

o an action between the same parties in the same matter is not pending in any Israeli court at the time the lawsuit is instituted in the U.S. court; and

o the U.S. court is not prohibited from enforcing the judgments of Israeli courts.

         If a foreign judgment is enforced by an Israeli court, it generally will be payable in new Israeli shekels, which can then be converted into non-Israeli currency and transferred out of Israel. The usual practice in an action to recover an amount in non-Israeli currency is for the Israeli court to render judgment for the equivalent amount in new Israeli shekels at the rate of exchange on the date of payment, but the judgment debtor also may make payment in non-Israeli currency. Pending collection, the amount of the judgment of an Israeli court stated in new Israeli shekels ordinarily will be linked to the Israel Consumer Price Index plus interest at the annual rate (set by Israeli law) prevailing at that time. Judgment creditors bear the risk of unfavorable exchange rates.

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

A LIMITED NUMBER OF OUR STOCKHOLDERS MAY BE ABLE TO CONTROL US.

         Four of our stockholders collectively own approximately 56.2% of our outstanding common stock. Accordingly, these stockholders, acting together, may have the power to control the outcome of all matters submitted for the vote of our stockholders, including the election of directors and the approval of significant change in control transactions. Their combined equity interest in us may have the effect of making certain transactions more difficult and may result in delaying, deferring or preventing a change in control of MKID.

OUR STOCK PRICE HAS FLUCTUATED AND COULD CONTINUE TO FLUCTUATE SIGNIFICANTLY.

         The market price for our common stock has been volatile. The following factors may cause significant fluctuations in the market price of our ordinary shares:

o fluctuations in our quarterly revenues and earnings or those of our competitors;
o shortfalls in our operating results compared to levels forecast by securities analysts;
o  announcements concerning us or our competitors;
o  announcements of technological innovations;
o  the introduction of new products;
o  changes in product price policies involving us or our competitors;
o  market conditions in the industry; and
o  the conditions of the securities markets.

          The factors discussed above may depress or cause volatility of our share price, regardless of our actual operating results.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth information with respect to our executive officers.


NAME                    AGE     TITLE
----                    ---     -----

Pessie Goldenberg       47      Executive Vice Chairman of the Board
Yeshayahu Orbach        49      President, Chief Executive Officer and Director
Cliff DeGroot           28      Chief Financial Officer


          PESSIE GOLDENBERG is a founder and has served as Executive Vice Chairman of the Board since September 2000. From January 1996 until September 2000, Mr. Goldenberg served as Chief Executive Officer of MKID and was appointed as a Director in December 1999. Prior to founding MKID-Israel, Mr. Goldenberg founded P.M.D. Technological and Education Systems Ltd., the previous owner of certain of the MKID assets. Since 1992, he has served as the Managing Director of PMD.

          YESHAYAHU ORBACH has served as President, Chief Executive Officer and Director since September 2000. From January 1996 to September 2000, Mr. Orbach served as President and Chief Executive Officer of OPGAL Optronic Industries Ltd., an Israeli technology company. From October 1994 to December 1995, Mr. Orbach served as General Manager and Chief Operating Officer of Edusoft Ltd., an Israeli educational software company.

          CLIFF DEGROOT has served as Chief Financial Officer since August 2000. From March 1999 to August 2000, Mr. DeGroot served as Controller of Jenkon International, Inc. From January 1995 to March 1999, Mr. DeGroot served as an auditor with Grant Thornton LLP, an international accounting firm. Mr. DeGroot is a certified public accountant.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We lease approximately 3,150 square meters of office and 180 square meters of factory space in Petach-Tikva, Israel. We also lease approximately 180 square meters of factory and warehouse space in Rosh Ha'ain, Israel. We believe our facilities are adequate for our present needs and that suitable space would be available to accommodate our future needs.

ITEM 3.  LEGAL PROCEEDINGS.

         We acquired from Redwood Technology a license to utilize Ardent Software, Inc. products incorporated into the Summit V software in connection with sales in portions of Asia, including China. The grant of the license by Unidata, Inc., a predecessor of Ardent Software, Inc., to Redwood Technology and the sublicense by Redwood Technology to Avon Products, have been challenged in a lawsuit filed in the United States District Court for the Western District of Washington by Pacific Unidata, Ltd., the Asia licensee of Unidata, Inc., as violating the terms of the licensee's agreement with Unidata. In addition, Pacific Unidata, Ltd. brought a related action against a Chinese subsidiary of Avon Products in China. In June 1998, the Chinese court awarded damages in favor of Pacific Unidata, Ltd. in an amount of approximately $12 million plus costs. Avon China has informed us that it intends to appeal the ruling and has indicated an intention to seek indemnification against Redwood Technology and us in the event it is unsuccessful in its appeal. Although we are not a party to the China claim or the U.S. claim, if Unidata, Inc. does not indemnify Redwood Technology and us from damages resulting from the China claim and the U.S. claim, our financial condition and results of operations could be materially adversely affected.

         In July 1995, Summit V, Inc. purchased and/or licensed substantially all of the assets and assumed certain liabilities of Redwood Technology, the developer of certain of Summit V's software technology. Because Redwood Technology may be deemed to have been rendered insolvent by the sale and license of certain of its assets to Summit V and because of the commonality of ownership and management of Redwood Technology and Summit V, we are or may be subject to claims by unsatisfied creditors of Redwood Technology challenging Summit V's rights to the acquired assets (including the Summit V software technology) or alleging successor liability or other similar claims.

         In November 1999, AmeriPlan Corporation, a Texas corporation, filed a demand for arbitration seeking a refund of approximately $100,000 in payments owing for software and services provided by us. AmeriPlan also is seeking an undetermined amount of consequential damages. We have denied that we owe AmeriPlan any of these amounts and have also filed a counterclaim for approximately $250,000 that is still owing under the parties' agreements. The arbitration hearing is scheduled for November 2000.

We intend to vigorously pursue this litigation.

         We have been indemnified against the above claims as part of the sale of our Summit V subsidiary. These claims, however, could result in a disruption of our business that could have a material adverse effect on us and our financial performance.

         Other than as described above, we are not currently a party to any material lawsuit, claim or proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         See our Current Report on Form 8-K, dated May 31, 2000, filed with the Securities and Exchange Commission, with respect to a Special Meeting of Stockholders we held on May 31, 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Quotation of our common stock commenced on the Nasdaq SmallCap Market on August 11, 1998 under the symbol "JNKN." On or about May 3, 2000, we changed our symbol to "MKID." The last reported sale price per share of our common stock as reported on the Nasdaq SmallCap Market on September 18, 2000 was $1.00. As of September 18, 2000, there were approximately 110 record holders, excluding stock held in street name, of our common stock.

         Following are the high and low per share closing prices for our common stock as reported on the Nasdaq SmallCap Market for each quarter since August 11, 1998:

                                                    High                Low
                                                    ----                ---
FISCAL 1999

     First Quarter (from August 11, 1998)          $6.250             $4.250
     Second Quarter                                 5.000              3.375
     Third Quarter                                  4.000              1.188
     Fourth Quarter                                 3.250              1.188

FISCAL 2000
     First Quarter                                  2.250              1.375
     Second Quarter                                 4.750              1.250
     Third Quarter                                  6.375              3.938
     Fourth Quarter                                 4.250              1.500

FISCAL 2001
     First Quarter (through September 18, 2000)     1.906              0.562


     We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future and intend to retain any earnings to fund future growth and the operation of our business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

GENERAL

         On December 16, 1999, MKID-Israel and the holders of all of MKID-Israel's shares entered into a Stock Exchange Agreement and Plan of Reorganization with Jenkon. Under this agreement, MKID-Israel became a wholly-owned subsidiary of Jenkon, which changed its name to Multimedia K.I.D., Inc. As set forth in Note 2 in our financial statements, for financial reporting purposes this merger is treated as the acquisition of Jenkon by MKID-Israel and is accounted for under the purchase method of accounting. Accordingly, our reported results of operations for all periods prior to December 16, 1999 reflect only the results of operations of MKID-Israel.

         Therefore, results of operations and financial position of Jenkon (reflected in periodic reports filed by Jenkon covering periods ended prior to December 16, 1999) and of MKID-Israel prior to December 16, 1999 are not comparable to our consolidated results of operations subsequent to such date which will reflect the results of Jenkon (only since such date) and MKID-Israel (for the entire period).

         We have a history of concentrated revenue from single independent distributors and customers. During the year ended June 30, 2000, four distributors and customers accounted for 88.6% of total revenues while four distributors and customers accounted for 90.2% of total revenues for the twelve months ended June 30, 1999. Similar or greater concentration of our total revenues among a limited number of customers or distributors may continue in the future. Any material decrease in total revenues among a limited number of customers or distributors may continue in the future. Any material decrease in total sales to any one of our largest customers or distributors that is not matched by corresponding increases in total sales to new or existing customers or distributors could have a material adverse effect on our financial condition and results of operations and could threaten our economic viability. We cannot assure that we will receive orders from any existing customers or distributors or from new customers or distributors.

         We recorded a non-cash compensation expense of $1,748,500 in the year ended June 30, 2000 for issuance of stock to an executive officer. This expense was allocated in accordance with the general allocation of the officer's salary with $175,000 allocated to cost of revenues, $1,171,500 to research and development and $402,000 to selling, general and administrative.

RESULTS OF OPERATIONS

         Our audited statement of operations contained in the financial statements contained in Item 7 of this Report include:

o   the year ended June 30, 2000;
o   the six months ended June 30, 1999; and
o   the year ended December 31, 1998.

         In order for the discussion and analysis of the results of operations for the year ended June 30, 2000 that follows to compare periods of similar duration, the discussion and analysis compares our consolidated results for the year ended June 30, 2000 to the unaudited twelve month period ended June 30, 1999. The following table sets forth our consolidated results of operations for the year ended June 30, 2000 (which appear in Item 7 of this Report) and for the twelve months ended June 30, 1999 (which financial statements are not included herein).


                                                             YEAR ENDED JUNE 30,        TWELVE MONTHS ENDED
                                                             2000                       JUNE 30, 1999
                                                                                        (unaudited)
Net revenues                                                 $ 2,322,749                $ 1,488,486
Cost of revenues                                               1,060,667                    595,462
                                                             -----------                -----------
     Gross profit                                              1,262,082                    893,024
                                                             -----------                -----------

Operating expenses
      Product research, development and enhancements           1,905,146                    630,663
      Selling, general and administrative expenses             1,687,427                    487,273
      Acquisition expenses                                       116,563                       --
      Goodwill amortization                                      112,154                       --
                                                             -----------                -----------
       Total operating expenses                                3,821,290                  1,117,936
                                                             -----------                -----------

Loss from continuing operations                               (2,559,208)                  (224,912)
Other income (expense)
       Interest expense                                       (4,828,879)                   (71,491)
       Interest income                                             9,573                       --
                                                             -----------                -----------

Loss before income tax and discontinued operations            (7,378,514)                  (296,403)
Provision for income tax                                            --                         --
                                                             -----------                -----------
Loss before discontinued operations                           (7,378,514)                  (296,403)
Loss from discontinued operations                             (1,452,764)                      --
Gain on sale of discontinued operations                          364,492                       --
                                                             -----------                -----------
Net  loss                                                    ($8,466,786)               ($  296,403)
                                                             ===========                ===========


COMPARISON OF YEAR ENDED JUNE 30, 2000 AND JUNE 30, 1999

         Revenues. Net revenues for the year ended June 30, 2000 increased to $2,322,749 from $1,488,486 in the twelve months ended June 30, 1999 due primarily to sales resulting from a joint marketing project with an independent distributor and a general increase in sales to both local and international markets.

         Cost of Revenues. Cost of revenues increased to $1,060,667 for the year ended June 30, 2000 from $595,462 in the twelve months ended June 30, 1999. The increase is a result of a combination of the costs associated with the increase in sales and the inclusion of $174,850 in non-cash compensation expense associated with the issuance of stock to an officer.

         Gross Profit. Our gross profit margin, expressed as a percentage of net revenues, decreased to 54.3% in the year ended June 30, 2000 from 60.0% in the twelve months ended June 30,1999. The decrease was due to the non-cash compensation expense. Excluding the effects of this non-cash expense, the gross profit margin for the year ended June 30, 2000 would have been 61.4%.

         Product Research, Development and Enhancements. Product research, development and enhancement expenses increased to $1,905,146 for the year ended June 30, 2000 from $630,663 for the same period in 1999. The increase is primarily a result of non-cash compensation expense of $1,171,500 allocated to research and development.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,687,427 for the year ended June 30, 2000 from $487,273 for the twelve months ended June 30, 1999. The increase is primarily due to significant legal and accounting expenses incurred related to the sale of Summit V, the Special Meeting of the Stockholders, the reverse acquisition, an allocation of $402,000 of non-cash compensation expense and additional expenses associated with meeting our public company filing requirements.

         Acquisition Expenses. Acquisition expenses for the year ended June 30, 2000 were $116,563. There were no acquisition expenses for the twelve months ended June 30, 1999. These expenses are comprised of internal costs associated with the reverse acquisition including the forgiveness of debt.

         Goodwill Amortization. Goodwill amortization for the year ended June 30, 2000 was $112,154. There was no goodwill amortization in the twelve months ended June 30, 1999. The amortization was related to the goodwill created in the reverse merger and the Summit V subsidiary. All goodwill as of the date of the sale of Summit V was written of at the time of the sale and was considered in the gain on sale of the discontinued operations.

         Interest Expense. Interest expense increased to $4,828,879 for the year ended June 30, 2000 from $71,491 for the twelve months ended June 30, 1999. Interest expense for the twelve months ended June 30, 2000 is comprised primarily of the amortization of the original issue discount of $4,449,000 recorded with the convertible debt. The original issue discount was a result of the difference between the conversion price of the Convertible Promissory Notes and the fair market value of our stock at the time the Convertible Promissory Notes were issued. The original issue discount was amortized over the life of the Convertible Promissory Notes. The convertible notes were converted into shares of our common stock in June 2000.

         Loss from Discontinued Operations. The loss from discontinued operations for the year ended June 30, 2000 was $1,452,764. The loss represents the operations of our discontinued Summit V subsidiary through the date of sale.

         Gain on Sale of discontinued operations. The gain on the sale of discontinued operations for the year ended June 30, 2000 was $364,492. There was no gain in the twelve months ended June 30, 1999. The gain was a result of the sale of our subsidiary, Summit V, Inc.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended June 30, 2000, operating activities used net cash of $2,851,915 primarily due to a net loss of $8,466,786, a change in net assets of discontinued operations of $477,201, an increase in trade accounts receivable of $1,308,773 and an increase in inventory, prepaids and other assets of $418,502 offset by depreciation and amortization of $4,645,210, a non-cash charge for stock issued to an officer of $1,748,508, and a loss from discontinued operations of $1,452,764. Investing activities provided net cash of $140,465 due to the proceeds from the sale of our discontinued operations of $353,262 and cash acquired in purchase of $129,154 offset by the purchase of equipment of $104,175 and investment in short-term investments of $237,776. Financing activities provided net cash of $3,428,157 during the year ended June 30, 2000 primarily as a result of the net proceeds from the sale of convertible promissory notes of $3,140,234 and loan proceeds of $1,000,000 offset by payments made against an amount owed to a company under common control of $677,072 and loan payments of $259,060.

         Our accounts and long-term receivables balance at June 30, 2000 was $2,411,025. Of this balance, approximately $1,784,000, or 74%, was in the over 90-day category. The number of days sales in accounts and long-term receivables was 286 days. We provide extended payment terms on larger sales to some of our distributors. We had no bad debts during the year ended June 30, 2000.

         As of June 30, 2000, our working capital was $2,589,792. We believe that our operating capital is sufficient to maintain the current operations through June 30, 2001. We intend to raise additional operating capital in order to execute our business plan, however, no assurances can be given that we will be successful in our efforts.

         We receive grants from the Office of the Chief Scientist in Israel. These grants commit us to pay royalties in an amount of 3-5% of proceeds from the sale of products developed with the grant funds received. The amount of the grant is linked to the dollar and bears interest at LIBOR. Royalties paid are limited to the grant received. We have not paid any royalties through June 30, 2000.

EURO CURRENCY CONVERSION

         European Union finance members have approved 11 of the 15 EU member states for participation in an economic and monetary union. On January 1, 1999, the Euro was adopted as the national currency of the participating countries--Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Portugal and Spain. Initially, the Euro will be used for non-cash transactions. Currency of the participating member states will remain legal tender until January 1, 2002. On this date, Euro-denominated bills and coins will be issued for use in cash transactions.

         We have not experienced any significant operational disruptions to date and do not currently expect the continued implementation of the Euro to cause any significant operational disruptions. Additionally, we have not incurred and do not expect to incur any significant costs from the continued implementation of the Euro, including any currency risk, which could materially affect our liquidity or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board Issued Interpretation ("FIN") No. 44. "Accounting for Certain Transactions involving Stock Compensation", an Interpretation of APB Opinion No. 25, FIN 44 clarifies the application or Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of this standard had no material effect, if any, on our financial position or results of operations.

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements effective the fourth fiscal quarter of years beginning after December 31, 1999. We are currently evaluating the effect, if any, of the adoption of this policy on our financial position or results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The Financial Statements required by this item are filed as part of this Form 10-KSB. See Index to Consolidated Financial Statements on page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information contained under the heading "Proposal No. 1-Election of Directors" in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held on or about November 17, 2000, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning our executive officers and other significant employees, see "Business-Executive Officers of the Registrant" in Item 1 above of this Report.

ITEM 10.  EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" in our Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Security Ownership of Common Stock by Certain Stockholders and Management" in our Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Relationships and Related Transactions" in our Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

       3.1      Certificate of Incorporation of the Company, as amended *
       3.2      Bylaws of the Company, as amended*
       4.1 Form of Representatives' Warrant Agreement, including form of Representatives' Warrant.*
       4.2 Dealer Manager's Warrant Agreement, dated as of July 1, 1996 between the Company and The Boston Group, L.P. *
       4.3 Form of Warrant to purchase common stock in connection with the 1998 private placement.*
       4.4 Subscription Agreement and Registration Rights Agreement in connection with the 1996 private placement.*
       10.1     Form of Employment Agreement with Pessie Goldenberg.**
       10.2     Form of Employment Agreement with Shaike Orbach.
       10.3     Form of Employment Agreement with Cliff DeGroot.

       10.4     Form of Indemnification Agreement with Officers and Directors.*
       10.5     Stock Option Plan.*
       10.6     Lease Agreement, Israel offices.***
       21.1     Subsidiaries of the Company.
       23.1     Consent of BDO International
       23.2     Consent of Moshe Harpaz
       27.1     Financial Data Schedule.

-----------------------------
* Incorporated by reference to the referenced document filed as an exhibit to the Company's registration statement on Form SB-2, File No. 333-56023, filed on June 4, 1998.

** Incorporated by reference to the referenced document filed as an exhibit to the Company's Form 10-KT, filed on March 30, 2000.

*** English summary of Hebrew original.

(b)     Reports on Form 8-K:

        Current Report on Form 8-K, Item 2 and Item 5, dated April 6, 2000. Current Report on Form 8-K, Item 5, April 30, 2000. Current Report on Form 8-K, Item 1, Item 2 and Item 5, May 31, 2000.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

    3.1     Certificate of Incorporation of the Company, as amended *
    3.2     Bylaws of the Company, as amended*
    4.1 Form of Representatives' Warrant Agreement, including form of Representatives' Warrant.*
    4.2 Dealer Manager's Warrant Agreement, dated as of July 1, 1996 between the Company and The Boston Group, L.P. *
    4.3 Form of Warrant to purchase common stock in connection with the 1998 private placement.*
    4.4 Subscription Agreement and Registration Rights Agreement in connection with the 1996 private placement.*
   10.1     Form of Employment Agreement with Pessie Goldenberg.**
   10.2     Form of Employment Agreement with Shaike Orbach.
   10.3     Form of Employment Agreement with Cliff DeGroot.
   10.4     Form of Indemnification Agreement with Officers and Directors.*
   10.5     Stock Option Plan.*
   10.6     Lease Agreement, Israel offices.***
   21.1     Subsidiaries of the Company.
   23.1     Consent of BDO International
   23.2     Consent of Moshe Harpaz
   27.1     Financial Data Schedule.

-----------------------------
* Incorporated by reference to the referenced document filed as an exhibit to the Company's registration statement on Form SB-2, File No. 333-56023, filed on June 4, 1998.

** Incorporated by reference to the referenced document filed as an exhibit to the Company's Form 10-KT, filed on March 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Petach Tikvah, Israel, on September 28, 2000.


                                      MULTIMEDIA K.I.D., INC.



                                      By: /s/ Yeshayahu Orbach
                                          --------------------------------
                                          Yeshayahu Orbach
                                          President and Chief Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       SIGNATURE                        TITLE                            DATE
       ---------                        -----                            ----

/s/ Yeshayahu Orbach
------------------------
YESHAYAHU ORBACH              President, Chief Executive           September 28, 2000
                              Officer and Director (Principal
                              Executive Officer)

/s/ Cliff Degroot
------------------------
CLIFF DEGROOT                 Chief Financial Officer and          September 28, 2000
                              Secretary (Principal Financial
                              Officer)

/s/ David Rubner
------------------------
DAVID RUBNER                  Chairman of the Board                September 28, 2000

/s/ Pessie Goldenberg
------------------------
PESSIE GOLDENBERG             Executive Vice Chairman of           September 28, 2000
                              the Board

/s/ E. Bruce Fredrikson
------------------------
E. BRUCE FREDRIKSON           Director                             September 28, 2000

/s/ J.R. Kennedy
------------------------
J.R. KENNEDY                  Director                             September 28, 2000

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                                    CONTENTS



   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-2

   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-3

   CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2000 AND 1999                F-4

   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
     LOSS FOR THE YEAR ENDED JUNE 30, 2000, THE SIX MONTHS
     JUNE 30, 1999 AND THE YEAR ENDED DECEMBER 31, 1998                    F-6

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
     PREFERRED STOCK FOR THE YEAR ENDED JUNE 30, 2000, THE SIX MONTHS
     ENDED JUNE 30, 1999 AND THE YEAR ENDED DECEMBER 31, 1998              F-7

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED JUNE
     30, 2000, THE SIX MONTHS ENDED JUNE 30, 1999
     AND THE YEAR ENDED DECEMBER 31, 1998                                  F-8

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-10

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Multimedia K.I.D. Inc. and Subsidiaries
Petach Tikva, Israel

     We have audited the accompanying consolidated balance sheets of Multimedia K.I.D., Inc. and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and preferred stock, and cash flows for the year ended June 30, 2000 and, the six months ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multimedia K.I.D., Inc. and Subsidiaries as of June 30, 2000 and 1999, and the results of their consolidated operations and their cash flows for the year ended June 30, 2000 and, the six months ended June 30, 1999, in conformity with generally accepted accounting principles in the United States.


                                              BDO International

Tel Aviv, Israel
September 22, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Shareholders of
Multimedia Kid - Intelligence In Education Limited
Israel

     We have audited the accompanying statement of operations of Multimedia Kid
- Intelligence in Education Ltd. (the "Company"), changes in shareholders' deficit and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of Multimedia Kid -Intelligence in Education Ltd. as of December 31, 1998 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.


                                          MOSHE HARPAZ
                                          CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

Tel-Aviv, Israel
March 12, 2000

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



June 30,                                                              2000            1999
--------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $     937,184  $       220,477
     Restricted cash                                                    76,223                -
     Accounts receivable
           Trade                                                     1,485,566          918,813
           Other                                                       312,678          147,176
      Notes receivable, net of allowance of $200,000                   621,738                -
      Inventory                                                        803,000          550,000
--------------------------------------------------------------------------------------------------

Total current assets                                                 4,236,389        1,836,466

FIXED ASSETS, net                                                      229,945          209,746


LONG-TERM INVESTMENTS                                                  237,777                -

LONG-TERM RECEIVABLE                                                   925,459          183,438
--------------------------------------------------------------------------------------------------
Total assets                                                     $   5,629,570  $     2,229,650
--------------------------------------------------------------------------------------------------

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



June 30,                                                                               2000            1999
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Short-term credit from bank and current maturities of
           long-term liability                                                   $    1,091,361   $     798,695
     Accounts payable - trade                                                           262,532          65,969
     Other accrued liabilities                                                          292,704         309,318
     Amount due to a company under common control                                             -         677,072
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                             1,646,597       1,851,054

LONG-TERM LIABILITIES
      Long -term liability, net of current maturities                                   965,651         424,916
      Accrued severance pay, net                                                        130,435         150,000
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                     2,742,683       2,425,970
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                                                 -               -


STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $0.001; 50,000,000 shares authorized;
         34,363,425 and 625,116 shares issued, 34,206,971 and
         625,116 shares outstanding                                                      34,363             625
     Additional paid-in capital                                                      14,209,584       2,344,829
     Stock subscriptions receivable                                                      (8,500)              -
     Rights in products acquired from a company under
         common control                                                              (1,750,000)     (1,750,000)
     Accumulated deficit                                                             (9,258,560)       (791,774)
     Treasury stock, at cost, 156,454 shares                                           (340,000)              -
-------------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit)                                                  2,886,887        (196,320)
-------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity (deficit)                             $    5,629,570   $   2,229,650
-------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS


                                                                                                         For the
                                                                      For the           For the            year
                                                                    year ended         six months          ended
                                                                      June 30,         ended June         December
                                                                       2000             30, 1999          31, 1998
---------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                       $ 2,322,749        $   747,743        $ 1,499,082
COST OF REVENUES                                                     1,060,667            207,363            709,794
---------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                         1,262,082            540,380            789,288

OPERATING EXPENSES
     Product research, development and enhancements                  1,905,146            319,467            697,611
     Selling, general and administration                             1,687,427            270,487            501,310
     Acquisition expenses                                              116,563                  -                  -
     Goodwill amortization                                             112,154                  -                  -
---------------------------------------------------------------------------------------------------------------------
Total operating expenses                                             3,821,290            589,954          1,198,921
---------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                     (2,559,208)           (49,574)          (409,633)

OTHER INCOME (EXPENSE)
     Interest expense                                               (4,828,879)           (61,511)           (18,418)
     Interest income                                                     9,573                  -                  -
---------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX AND DISCONTINUED OPERATIONS                  (7,378,514)          (111,085)          (428,051)

PROVISION FOR INCOME TAX                                                     -                  -                  -
---------------------------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS                                 (7,378,514)          (111,085)          (428,051)

LOSS FROM DISCONTINUED OPERATIONS                                   (1,452,764)                 -                  -
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS                            364,492                  -                  -
---------------------------------------------------------------------------------------------------------------------

NET LOSS                                                           $(8,466,786)       $  (111,085)       $  (428,051)
---------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE
     Loss before discontinued operations                           $     (1.32)       $     (0.20)       $     (1.58)
     Discontinued operations                                             (0.26)                 -                  -
     Gain on disposal of discontinued operations                          0.07                  -                  -
---------------------------------------------------------------------------------------------------------------------
     Net loss per share                                            $     (1.51)       $     (0.20)       $     (1.58)
---------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic and diluted                                               5,598,288            552,589            270,170
---------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS AND ITS COMPONENTS CONSIST OF
  THE FOLLOWING:

NET LOSS                                                           $(8,466,786)       $  (111,085)       $  (428,051)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                 13,001                  -                  -
---------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                 $(8,453,785)       $  (111,085)       $  (428,051)
---------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND PREFERRED STOCK YEAR ENDED JUNE 30, 2000, SIX MONTHS ENDED JUNE 30, 1999 AND
                          YEAR ENDED DECEMBER 31, 1998

                                                                                                      Foreign
                                                Common Stock          Additional      Stock          Currency
                                           ----------------------      Paid-In     Subscriptions     Translation
                                            Shares        Amount       Capital      Receivable       Adjustment        Deficit
                                            ------        ------       -------      ----------       ----------        -------
BALANCE, January 1, 1998                  $156,279       $   156     $       162       $     -        $      -      $  (252,638)

Sale of common stock                       156,279           156         494,980             -               -                -
Net loss                                         -             -               -             -               -         (428,051)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                 312,558           312         495,142             -               -         (680,689)

Sale of common stock                       312,558           313       1,849,687             -               -                -
Net loss                                         -             -               -             -               -         (111,085)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1999                     625,116           625       2,344,829             -               -         (791,774)

Issuance of shares to officer               46,884            47       1,748,461             -               -                -
Reverse acquisition                      4,851,142         4,851      (1,548,121)       (8,500)        (13,119)               -
Conversion of redeemable
  convertible preferred stock to
  common stock                          24,160,000        24,160       6,819,773             -               -                -
Conversion of convertible debt to
  common stock                           4,533,239         4,533       4,632,700             -               -                -
Decrease in foreign currency
  translation adjustment                         -             -               -             -         (13,001)               -
Exercise of warrants                        49,260            49           1,736             -               -                -
Exercise of stock options                   97,784            98         210,206             -               -                -
Sale of subsidiary                               -             -               -             -          26,120                -
Net loss                                         -             -               -             -               -       (8,466,786)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2000                 $34,363,425       $34,363     $14,209,584       $(8,500)       $      -      $(9,258,560)
-----------------------------------------------------------------------------------------------------------------------------------



                                           Rights in
                                           Products
                                           Acquired
                                            From
                                          a Company
                                            Under                                               Treasury Stock
                                           Common          Preferred       Preferred        --------------------
                                           Control         Series B        Series C         Shares        Amount           Total
                                           -------         --------        --------         ------        ------           -----

BALANCE, January 1, 1998                $(1,750,000)      $        -        $        -            -     $       -      $(2,002,320)

Sale of common stock                              -                -                 -            -             -          495,136
Net loss                                          -                -                 -            -             -         (428,051)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998               (1,750,000)               -                 -            -             -       (1,935,235)

Sale of common stock                              -                -                 -            -             -        1,850,000
Net loss                                          -                -                 -            -             -         (111,085)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1999                   (1,750,000)               -                 -            -             -         (196,320)

Issuance of shares to officer                     -                -                 -            -             -        1,748,508
Reverse acquisition                               -        3,421,966         3,421,967      156,454      (340,000)       4,939,044
Conversion of redeemable
  convertible preferred stock to
  common stock                                    -       (3,421,966)       (3,421,967)           -             -                -
Conversion of convertible debt to
  common stock                                    -                -                 -            -             -        4,637,233
Decrease in foreign currency
  translation adjustment                          -                -                 -            -             -          (13,001)
Exercise of warrants                              -                -                 -            -             -            1,785
Exercise of stock options                         -                -                 -            -             -          210,304
Sale of subsidiary                                -                -                 -            -             -           26,120
Net loss                                          -                -                 -            -             -       (8,466,786)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2000                  $(1,750,000)      $        -        $        -     $156,454     $(340,000)      $2,886,887
-----------------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                        For the              For the               For the
                                                                       year ended           six months            year ended
                                                                        June 30,            ended June             December
                                                                         2000                30, 1999              31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                          $(8,466,786)          $  (111,085)          $  (428,051)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                                         83,976                32,152                38,243
     Amortization of original issue discount                           4,449,080                     -                     -
     Amortization of goodwill                                            112,154                     -                     -
     Stock compensation                                                1,748,508                     -                     -
     Change in net assets of discontinued operations                    (477,201)                    -                     -
     Gain on sale of subsidiary                                         (364,492)                    -                     -
     Loss from discontinued operations                                 1,452,764                     -                     -
     Other                                                                39,450                 1,574                (2,124)
     Increase (decrease) from changes in operating
       assets and liabilities, net of business
       acquisition:
       Trade receivables                                              (1,308,773)             (575,378)             (490,012)
       Prepaid and other assets                                         (165,502)              (78,451)              (21,459)
       Inventory                                                        (253,000)              (15,061)             (224,486)
       Accounts payable                                                  333,786              (184,723)               85,310
       Accrued severance                                                 (19,565)                7,212                86,186
       Other accrued liabilities                                         (16,314)              128,446              (193,579)
-----------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                 (2,851,915)             (795,314)           (1,149,972)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                             (104,175)              (32,930)             (166,968)
   Cash acquired in purchase                                             129,154                     -                     -
   Proceeds from sale of subsidiary                                      353,262                     -                     -
   Short-term investments                                               (237,776)               (4,763)                    -
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                      140,465               (37,693)             (166,968)
-----------------------------------------------------------------------------------------------------------------------------------

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (CONTINUED)

                                                                                                          For the
                                                                       For the           For the            year
                                                                     year ended        six months           ended
                                                                      June 30,         ended June          December
                                                                        2000            30, 1999           31, 1998
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Restricted cash                                                    (76,223)               --                  --
   Short-term credits received, net                                    92,250             213,602             142,689
   Loan payments                                                     (259,060)             (3,677)             (5,293)
   Loan proceeds                                                    1,000,000             548,704              19,470
   Proceeds from sale of common stock                                 208,028             850,000           1,495,136
   Decrease in amount due to a Company under common
     control                                                         (677,072)           (560,137)           (330,488)
   Proceeds from sale of convertible debt, net of costs             3,140,234                --                  --
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                           3,428,157           1,048,492           1,321,514
-----------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             716,707             215,485               4,574

CASH AND CASH EQUIVALENTS, beginning of period                        220,477               4,992                 418
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                          $   937,184         $   220,477         $     4,992


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid:
     Cash paid during the year for interest                       $   272,707         $    68,864         $    33,257
-----------------------------------------------------------------------------------------------------------------------


NON-CASH TRANSACTIONS
   During the six months ended June 30, 1999, the Company had a receipt on account of shares for $1,000,000, which was converted into common stock.

   During the year ended June 30, 2000, the Company converted their convertible promissory notes of $4,500,000 and accrued interest of $137,224 into 4,533,239 shares of common stock.

   During the year ended June 30, 2000, the company also converted its redeemable convertible preferred stock into 24,160,000 shares of common stock.

   As part of the proceeds from the sale of their software solutions for network marketing companies division the Company obtained a notes receivable of $1,001,738.


                    See accompanying notes to consolidated financial statements.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. COMPANY                   (A) COMPANY ORGANIZATION AND NATURE OF BUSINESS
   ORGANIZATION,
   SIGNIFICANT               Multimedia K.I.D., Inc. (a Delaware corporation)
   AND ACCOUNTING            (Parent and the Company), formerly known as Jenkon
   POLICIES MANAGEMENT'S     International, Inc., through its wholly-owned
   PLANS                     subsidiaries, Jenkon International, Inc. (a
                             Washington Corporation), and Multimedia K.I.D. -
                             Intelligence in Education Ltd. ("MKid - Israel),
                             (the Israeli operating entity), currently develops educational systems for kindergartens, schools, special education, and enrichment centers. The
                             Company's systems combine interactive software, playful instructive aides and electronic interfaces
                             The Company's products have been marketed and installed in many countries around the world. The products provide educational, three-dimensional computerized environments that combine physical components such as wooden blocks, task cards, worksheets and books with the latest computer based technologies.

                             The Company changed its fiscal year-end from December 31 to June 30 during 1999. As a result, the financial results presented are for the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998. During the six month period ended June 30, 1998, the Company reported revenues of approximately $758,000 and a net loss of approximately $243,000 (unaudited).

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

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  COMPANY                  Transactions and balances originally denominated in
    ORGANIZATION,            dollars or linked thereto are presented at their
    SIGNIFICANT              original amounts. Balances in non-dollar currencies
    ACCOUNTING POLICIES      are translated into dollars using historical and
    AND MANAGEMENT'S         current exchange rates for non-monetary and
    PLANS (CONTINUED)        monetary balances, respectively. For non-dollar
                             transactions and other items (stated below) reflected in the statements of operations, the following exchange rates are used:

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

                             CONCENTRATION OF CREDIT RISK

                             The Company places its cash and temporary cash investments with high credit worthy institutions. Management believes that the financial institutions that maintain the Company's investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments.

                             The Company sells its products and services primarily to customers in the Educational Industry throughout the world. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required.

                             At June 30, 2000 and 1999, the Company had four and three customers, respectively, which represented approximately 66% and 36% of accounts and long-term receivables.

                             INVENTORY

                             Inventory is valued at the lower of cost or market on a FIFO (first-in, first-out) basis.

                             FIXED ASSETS

                             Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, which ranges from 3 to 17 years.

                             IMPAIRMENT OF LONG-LIVED ASSETS

                             Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," established guidelines regarding when impairment losses on long-lived assets, which include fixed assets and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairments and expected losses, if any, are recorded currently.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. COMPANY                   RESEARCH AND DEVELOPMENT COSTS
   ORGANIZATION,
   SIGNIFICANT               Costs incurred in the research and development of
   ACCOUNTING POLICIES       new software products and enhancements to existing
   AND MANAGEMENT'S          software products are expensed as incurred (and
   PLANS (CONTINUED)         recorded as "Product research, development and
                             enhancements expense" in the consolidated statements of operations) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model.
                             Thereafter, all software production costs are capitalized and reported at the lower of unamortized cost or net realizable value until the product is available for general release to customers. Capitalized software costs are amortized based on current and future expected revenue for each product subject to an annual minimum based on straight-line amortization over the remaining estimated life of the product, not to exceed 5 years. The Company evaluates the recoverability of all capitalized software costs on a quarterly basis by comparing the net realizable value, determined pursuant to management's estimates of future product cash flows, with the unamortized capitalized software cost balance.

                             As of June 30, 2000, no software costs have been capitalized.

                             REVENUE RECOGNITION

                             The Company generates revenue from the sale of software and products containing software that is not considered incidental to the product as a whole. As such, the Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2"). Certain terms of SOP 97-2, have been subsequently amended by Statement of Position 98-4 and 98-9. In accordance with SOP 97-2, the Company recognizes revenue on sales of internally-developed software systems when the following criteria are met; (i) persuasive evidence of an arrangement exists,
                             (ii) delivery has occurred and the system is functionable, (iii) the fee is fixed or determinable and (iv) collectibility is probable. Also in accordance with SOP 97-2, the Company defers all revenue from an arrangement until such evidence does exist or until all elements have been delivered. Revenues related to installation of systems requiring substantial future performance by the Company are recognized using the percentage-of-completion method based on meeting key milestone events over the terms of the contract.

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

                             FEDERAL INCOME TAXES

                             Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is recognized, when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. COMPANY                   EARNINGS (LOSS) PER SHARE
   ORGANIZATION,
   SIGNIFICANT               The Company computes loss per common share under
   ACCOUNTING POLICIES       SFAS No. 128, "Earnings Per Share", which requires
   AND MANAGEMENT'S          presentation of basic and diluted earnings (loss)
   PLANS (CONTINUED)         per share. Basic earnings (loss) per common share
                             is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue Common Stock were exercised or converted into Common Stock, unless antidulitive.

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

                             Also, in accordance with SFAS No. 123, the Company has provided pro-forma footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date on the value of the award and is recognized over the service period. The value of the stock-based award is determined using a pricing model where compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. COMPANY                   FAIR VALUE OF FINANCIAL INSTRUMENTS
   ORGANIZATION,
   SIGNIFICANT               Quoted market prices generally are not available
   ACCOUNTING POLICIES       for all of the Company's financial instruments.
   AND MANAGEMENT'S          Accordingly, fair values are based on judgments
   PLANS (CONTINUED)         regarding current economic conditions, risk
                             characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore, cannot be determined with precision.
                             Changes in assumptions could significantly affect the estimates.

                             A description of the methods and assumptions used to estimate the fair value of each class of the Company's financial instruments is as follows:

                             Cash and cash equivalents, restricted cash, receivables, inventory, accounts payable, short-term credit from bank and other accrued expenses are recorded at carrying amounts which approximate fair value due to the short maturity of these instruments.

                             The fair value of the Company's long-term investments and long-term receivable are recorded at carrying amounts which approximate fair value.

                             The fair value of the Company's long-term liability are based on quoted market prices for similar issues of debt with similar remaining maturities and terms, and therefore the carrying amounts approximate fair value.

                             NEW ACCOUNTING PRONOUNCEMENTS

                             The Financial Accounting Standards Board issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions involving Stock Compensation", an Interpretation of APB Opinion No. 25, FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of this standard had no material effect, if any, on the Company's financial position or results of operations.

                             The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements effective the fourth fiscal quarter of years beginning statements effective the fourth fiscal quarter of years beginning after December 31, 1999. The Company is currently evaluating the effect, if any, of the adoption of this policy on its financial position or results of operations.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. ACQUISITION AND           On December 16, 1999, the Company entered into a
   DISCONTINUED              Stock Exchange Agreement and Plan of Reorganization
   OPERATIONS                (the "Agreement") with MKid -Israel and the holders
                             of all MKid - Israel's capital stock, to purchase all the outstanding capital stock of MKid - Israel in exchange for 840,000 shares of Common Stock, 1,208,000 shares of Series B Preferred Stock, and
                             1,208,000 shares of Series C Preferred Stock. The acquisition has been accounted for as a reverse acquisition and accordingly the outstanding stock of the Company at December 16, 1999 was valued at approximately $7,806,000. The Series B and Series C
                             Preferred Stock was converted into an aggregate of 24,160,000 shares of Company Common Stock upon shareholder approval on May 31, 2000. As a result of this conversion, the former stockholders of MKid
                             - Israel owned approximately 73% of the Company's fully-diluted Common Stock after taking into consideration the conversion of Convertible
                             Promissory Notes described in Note 3.

                             For accounting purposes, the acquisition has been treated as a reverse acquisition whereby MKid - Israel acquired Jenkon. The assets and liabilities of Jenkon have been recorded at estimated fair market value on the date of acquisition using the purchase method of accounting. The combined consolidated financial statements represent MKid - Israel on a historical basis with the results of operations of Jenkon for the period from December 16, 1999 through June 30, 2000. At December 16, 1999, the purchase price exceeded the estimated net assets by approximately $13,725,300, which has been recorded as goodwill.

                             Subsequent to the acquisition, on April 6, 2000, the Company's then existing Board of Directors entered into a Stock Purchase Agreement for the sale of all its operating assets and liabilities associated with the software solutions for network marketing companies involved in the direct sales industry. The combined entity did not recognize a deferred tax benefit on the loss from discontinued operations due to a 100% valuation allowance provided on the deferred tax assets. The combined entity disposed of these assets on June 2, 2000 and recorded a gain on disposal of $364,492. The original expected loss on disposal was estimated to be $12,501,000, representing net assets of $500,800, goodwill of $13,725,000, reduced by estimated operating losses subsequent to the discontinued operation measurement date of approximately $475,000 and accrued estimated run-off and other disposal costs of $75,000 less the purchase price of $1,175,000. In accordance with EITF 87-11, "Allocation of Purchase Price to Assets to Be Sold", the loss on disposal of $11,907,000 was accounted for as a result of the reverse merger. The remaining goodwill of $1,223,500, after the purchase price adjustment, was being amortized based on a straight-line basis until it was written-off with the disposal. Gross revenues for the discontinued operations for the period were $1,678,500, all of which is included in the loss for discontinued operations.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. ACQUISITION AND           The purchase price of $1,175,000 was to be payable
   DISCONTINUED              as follows: (i) $500,000 in cash upon the closing
   OPERATIONS                of the sale of Summit V stock, and (ii) $675,000 by
   (CONTINUED)               delivery of a Promissory Note bearing interest at
                             the rate of 10% per annum payable quarterly in arrears, with all principal and interest due and payable one year from the date of Closing, to be secured by a pledge of 75,000 shares of Company
                             Common Stock. In order to facilitate the Closing, the Company agreed to accept a short-term promissory note from JIA in lieu of a portion of the cash due at Closing. The Shortfall Note is in the original principal amount of $326,738, bears interest at the rate of 10% per annum, subject to increase upon default, and was due and payable in full two weeks from the Closing Date (June 16, 2000). The Shortfall Note is secured by a pledge of 300,000 shares of Company Common Stock. As of
                             September 18, 2000, the principal balance of the shortfall note was approximately $75,000. Due to various issues surrounding the collectibility of the $675,000 promissory note, the Company has recorded an allowance of $200,000 which reduced the gain on sale.

                             As a result of the presentation of the Jenkon operations as being discontinued, pro forma disclosures assuming the acquisition had occurred as of an earlier date are not presented, as the pro forma amounts would not be significantly different than the historical amounts reported.

3. PRIVATE PLACEMENT         On December 16, 1999, the Company completed a
                             private placement of an aggregate of $4,500,000 of Convertible Promissory Notes, of which $3,735,000 was collected on that day. The balance of the notes had been received prior to December 16, 1999. Such notes bore interest at an annual rate of 12% from and after January 1, 2000 through maturity. Accrued interest was paid on February 1, 2000 and March 1, 2000. Accrued interest from March 1, 2000 through conversion was paid in stock at maturity.

                             The principal balance of the Notes and outstanding interest were automatically converted into Common Stock of the Company at a conversion rate of $1.00 per share upon stockholder approval on May 31, 2000.

                             Original issue discount of $4,500,000, net of $59,020 which was amortized prior to the acquisition date, was recorded for the difference between the reported market price of the Company's Common Stock when the Convertible Promissory Notes were issued and the Convertible Promissory Notes conversion price of $1.00 per share. The original issue discount was amortized on a straight-line basis from the issue date to the date the Notes were converted and reported as interest expense in the statement of operations.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. FINANCIAL VIABILITY       The Company's consolidated financial statements
                             have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the adequate resolution of the Company's near and long term liquidity needs.
                             Although the Company raised capital through the private placement described above, it has and continues to experience negative cash flow. The consolidated financial statements do not include any adjustments relating to the Company's ability to continue as a going concern.

                             The Company believes that its current operating capital is sufficient to maintain current operating levels through June 30, 2001. The Company intends to raise additional capital in order to execute its business plan, however, no assurances can be given that the Company will be successful in its efforts.

5. INVENTORY                 The components of inventory are summarized as
                             follows:

                             June 30,                         2000       1999
                             ---------------------------------------------------

                             Raw materials and supplies    $ 250,627  $ 180,000
                             Work in process                 136,154    240,000
                             Finished product                416,219    130,000
                             ---------------------------------------------------
                             Total inventory               $ 803,000  $ 550,000
                             ---------------------------------------------------

                             Raw materials and supplies include electronic components in the amount of $119,900 and $60,000 as of June 30, 2000 and 1999, respectively.

6. LONG-TERM RECEIVABLE      The long-term receivable including annual
                             maturities are summarized as follows:

                             June 30,                         2000       1999
                             ---------------------------------------------------

                             First year                    $ 452,000  $  60,000
                             Second year                     576,928    100,000
                             Third year                      263,072    160,000
                             Fourth year                     174,000          -
                             Fifth year                       43,500          -
                             ---------------------------------------------------
                                                           1,509,500    320,000
                             Less imputed interest
                               at 8.75%                     (155,710)   (83,670)
                             ---------------------------------------------------
                                                           1,353,790    236,330
                             Less current portion           (428,331)   (52,892)
                             ---------------------------------------------------
                             Total long-term receivable    $ 925,459  $ 183,438
                             ---------------------------------------------------

                             The current portion of the long-term receivable is included in trade receivables on the balance sheet.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. RESTRICTED CASH AND       The amount of approximately $314,000 of cash is
   LONG-TERM                 pledged in order to secure lease guarantees for a
   INVESTMENTS               period of 5 years. Of the cash pledged, $76,223 is
                             classified as restricted cash because the Company can access within twelve months and the remaining balance of $237,777 is classified as long-term investments because its restricted for a period over twelve months.

8. FIXED ASSETS              Fixed assets are summarized as follows:

                             June 30,                           2000     1999
                             ---------------------------------------------------

                             Computer equipment              $252,381  $173,118
                             Office furniture and equipment    77,269    55,567
                             Machinery                         19,808    16,917
                             Vehicles                          51,340    51,021
                             ---------------------------------------------------
                                                              400,798   296,623
                             Accumulated depreciation        (170,853)  (86,877)
                             ---------------------------------------------------

                             Fixed assets, net               $229,945  $209,746
                             ---------------------------------------------------

                             Depreciation expense for the year ended June 30, 2000 was $83,976, for the six months ended June 30, 1999 was $32,152 and the year ended December 1998 was $38,243.

9. SHORT-TERM BANK CREDIT    Short-term bank credit and current maturities of
                             long-term liabilities are summarized as follows:

                             June 30,                      2000         1999
                             ---------------------------------------------------

                             Bank line of credit        $  722,331    $530,912
                             Bank overdraft                 59,530     158,699
                             Current maturities of
                               long-term debt              309,500     109,084
                             ---------------------------------------------------

                                                        $1,091,361    $798,695
                             ---------------------------------------------------

                             The bank line of credit bears interest at 11% and bank overdraft bears interest at 22%.

                             The short-term bank credit is due upon demand. The short-term bank credit is collateralized by a full guarantee and limited guarantee by the Vice Chairman and Chairman, respectively.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. LONG-TERM LIABILITIES    Long-term liabilities consist of the following:


                             June 30,                                               2000           1999
                             -------------------------------------------------------------------------------
                             Amounts payable to a credit institution for a
                               loan, payable in minimum monthly
                               installments of approximately $25,000, due
                               in November 2004, including interest at
                               5-9.6%, collateralized by the personal
                               assets of an officer of the Company.  The
                               loan is linked to the dollar.                     $1,250,009     $  516,874

                             Note payable to a company for purchase of fixed
                               assets, payable in monthly installments of
                               approximately $795, due at various dates
                               through September 2003, including interest
                               at 6.35%, collateralized by the fixed
                               assets.                                               25,142         17,126
                             -------------------------------------------------------------------------------

                             Total                                                1,275,151        534,000
                             Less current portion                                   309,500        109,084
                             -------------------------------------------------------------------------------

                                                                                 $  965,651     $  424,916
                             -------------------------------------------------------------------------------

                             Aggregate maturities of long-term debt for the next four years ending June 30, 2000 are as follows:

                                Year                                Amount
                             ---------------------------------------------------

                               2001                             $  309,500
                               2002                                304,817
                               2003                                301,284
                               2004                                 50,050
                             ---------------------------------------------------
                                                                $  965,651
                             ---------------------------------------------------

11.  INCOME TAXES            The provision for income taxes differs from the
                             expected statutory federal income taxes as follows:


                                                                                                Twelve Months
                                                                           Six Months               Ended
                                                      Year Ended             Ended               December 31,
                                                     June 30, 2000        June 30, 1999              1998
                                                    ------------------  ------------------   ----------------------
                                                     Amount       %       Amount      %       Amount         %
                             --------------------------------------------------------------------------------------
                             Net loss before
                                income tax and
                                discontinued
                                operations        $(7,378,514)    -     $(111,085)    -     $(428,051)      -
                             Provision
                                (benefit) at
                                the federal
                                statutory rate     (2,576,695)  (34)%     (37,769)  (34)%    (145,537)    (34)%
                             Difference between
                                US and Israeli
                                tax rates            (140,280)   (2)%      (2,222)   (2)%      (8,561)     (2) %
                             Non-deductible
                                expenses              636,515     9%        4,416     4%        6,297       1 %
                             Change in
                                valuation
                                allowance on
                                net deferred
                                tax assets          2,080,460    25%       35,575    32%      147,801      35 %
                             --------------------------------------------------------------------------------------

                             Provision for
                                income tax        $         -     -%    $       -     -%     $      -       -%
                             --------------------------------------------------------------------------------------

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our subsidiary, MKID-Israel, is subject to the Income Tax Law (Inflationary Adjustments), 1985, in Israel, which instituted the measurement of the results for tax purposes on real (inflation-adjusted) basis. The various adjustments required under this law are intended to adjust the nominal results for tax purposes to NIS of the end of the year (according to the changes in the index). The tax rate used for computing the provision for current taxes in Israel is 30%.



11. INCOME TAXES             Temporary differences which give rise to deferred
    (CONTINUED)              tax assets were as follows:


                             June 30,                     2000         1999
                             ---------------------------------------------------

                             Deferred tax assets:
                               Loss carryforwards      $5,983,013   $   261,405
                               Allowances and
                                 reserves                 278,515        68,400
                             ---------------------------------------------------

                                                        6,261,528       329,805
                             Less valuation allowance  (6,261,528)     (329,805)
                             ---------------------------------------------------

                             Net deferred tax          $        -   $         -
                             ---------------------------------------------------

                             The Company has recorded a 100% valuation allowance on the net deferred tax asset since management cannot determine if it is more likely than not that the deferred tax assets will be realized.

                             The Company's ability to utilize the net operating loss carryforward is dependent upon its ability to generate taxable income in future periods which may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986. Any unused annual limitation may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules. There was such a change in ownership on December 16, 1999, due to the reverse acquisition.

                             At June 30, 2000, the Company has an U.S. net loss operating carryforward of approximately $11,547,000 which will expire at various dates through 2020. The Company also has an Israeli net operating loss of approximately $938,000, which may be carried forward and offset against future taxable income for an indefinite period.

12. SHAREHOLDERS'            STOCK SPLIT
    EQUITY
                             As a result of the December 16, 1999 reverse acquisition, the Company issued 840,000 shares of Common Stock in exchange for 5,375 shares of MKid -
                             Israel Common Stock. This has been treated as a stock split of 156.28 for 1 and is retroactively reflected for all periods presented.

                             STOCK OPTION PLANS

                             The Company has a common stock option plan for certain executives and key employees. The option's maximum term is ten years. Granted options vest over various time frames, ranging from one to three years after the grant date. The aggregate number of shares which may be issued pursuant to exercise of Options granted under the Plan, as amended, shall not exceed 1,000,000 shares of Common Stock.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. SHAREHOLDERS'            WARRANTS
    EQUITY
    (CONTINUED)              In connection with the Company's private placement
                             of Preferred Stock in 1996, the Company issued warrants to purchase an aggregate of 161,760 shares of common stock to the Dealer Manager. The exercise price of these warrants is $2.6845 per share, which is subject to adjustment in certain circumstances.
                             Warrants to purchase 96,988 shares of common stock were outstanding at June 30, 2000.

                             In connection with the Company's 1998 private placement of debt, the Company issued warrants to purchase 117,321 shares of common stock at an exercise price of $.6392. Warrants to purchase 72,740 shares of common stock were outstanding at June 30, 2000.

                             In connection with the Company's 1998 Initial Public Offering, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $8.25. None of these warrants have been exercised as of June 30, 2000.

                             The following summarizes stock option and warrant activity during the six month ended June 30, 1998 and years ended June 30, 1999 and 2000:

                                                                                                 Weighted
                                                                                  Options        Average
                                                                                    and          Exercise
                                                                                 Warrants         Price
                             ---------------------------------------------------------------------------------
                             Outstanding at January 1, 1998                         678,495          $  1.82

                             Granted                                                186,524             1.82
                             ---------------------------------------------------------------------------------

                             Outstanding at June 30, 1998                           865,019             1.82

                             Granted                                                294,613             5.02

                             Expired/canceled                                       (96,628)            2.17
                             ---------------------------------------------------------------------------------
                             Outstanding at June 30, 1999                         1,063,004             2.67

                             Granted                                                203,500             0.92

                             Exercised before reverse acquisition                  (160,093)            1.27

                             Exercised after reverse acquisition                   (147,044)            1.44

                             Expired/canceled                                      (246,256)            0.92
                             ---------------------------------------------------------------------------------

                             Outstanding at June 30, 2000                           713,111          $  3.35
                             ---------------------------------------------------------------------------------

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. SHAREHOLDERS'            Information  relating to stock options and warrants
    EQUITY                   at June 30, 2000 summarized  by exercise price are
    (CONTINUED)              as follows:


                                                         Outstanding                       Exercisable
                                             -------------------------------------    -----------------------
                                                             Weighted-Average                      Weighted
                              Exercise                  --------------------------                 Average
                             Price Per                      Life        Exercise                   Exercise
                               Share          Shares      (Months)        Price        Shares       Price
                             ----------------------------------------------------------------------------------
                                $0.6392        72,740          36.0       $0.6392        72,740     $0.6392
                                $1.1250        39,113           2.0       $1.1250        39,113     $1.1250
                                $1.1880        20,000           2.0       $1.1880        20,000     $1.1880
                                $1.3750           500           2.0       $1.3750           500     $1.3750
                                $1.5000        25,000           2.0       $1.5000        25,000     $1.5000
                                $1.7500         8,000           2.0       $1.7500         8,000     $1.7500
                                $2.0000        20,000           2.0       $2.0000        20,000     $2.0000
                                $2.1732       156,454           2.0       $2.1732       156,454     $2.1732
                                $2.2190        50,000           2.0       $2.2190        50,000     $2.2190
                                $2.5567        39,113           2.0       $2.5567        39,113     $2.5567
                                $2.6845        96,988          21.5       $2.6845        96,988     $2.6845
                                $3.8350        35,203           2.0       $3.8350        35,203     $3.8350
                                $8.2500       150,000          26.0       $8.2500       150,000     $8.2500
                             ----------------------------------------------------------------------------------

                                $0.6392 -
                                $8.2500       713,111          13.7       $3.3500       713,111     $3.3500
                             ----------------------------------------------------------------------------------

                             All stock options granted to employees of the discontinued operations vested immediately upon the reverse acquisition in accordance with the provisions of the employee stock option plan. Employees with these options were given 90 days from the sale date in order to exercise their options.

                             All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and income (loss) per share for the year ended June 30, 2000, six months ended June 30, 1999 and year ended December 31, 1998 would have been the pro forma amounts indicated in the table below:


                                                                             Six months         Year ended
                                                         Year ended         ended June            December
                                                        June 30, 2000        30, 1999             31, 1998
                             ----------------------------------------------------------------------------------
                             Net loss
                                 As reported           $ (8,466,786)       $   (111,085)       $   (428,051)
                                 Pro forma               (8,466,786)           (111,085)           (428,051)
                             Basic and diluted loss
                              per share:
                                 As reported           $      (1.51)       $      (0.20)       $      (1.58)
                                 Pro forma                    (1.51)              (0.20)              (1.58)
                             ----------------------------------------------------------------------------------


                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. RELATED PARTY            TRANSACTION WITH P.M.D. TECHNOLOGY AND EDUCATIONAL
    TRANSACTIONS             SYSTEMS LTD. ("PMD")

                             Pursuant to an agreement dated January 21, 1996, the Company was granted a right of first refusal to buy all the rights ("Rights") to an interactive learning system named "Multimedia K.I.D." and of the cognitive application named "Action K.I.D." from PMD., a company under a common control at that time, for $1,750,000 (the "purchase price"). In accordance with applicable accounting standards, this amount was carried to shareholders' equity, as a separate item.

                             On April 2, 1998, the Company and PMD agreed to transfer ownership in the rights to the Company. The remaining balance of the purchase price at April 2, 1998 and at December 31, 1997, of $1,433,000, was fully paid in January 2000.

                             In 1998, the majority of PMD's employees were transferred to the Company. Upon transfer, the Company received approximately $47,000 from PMD to cover severance pay liability which had accrued in respect of those employees through the date of the transfer.

                             In March 1998, the Company acquired tangible assets and inventory for $100,000 from PMD. Moreover, PMD undertook to transfer all orders and payments it receives to the Company.

                             OTHER

                             In December 1999, the Company agreed to forgive a receivable due from an officer of $116,563. This amount is recorded as acquisition expense on the consolidated statement of operations.

                             During December 1999, MKid - Israel issued 300 pre-split shares of its stock, convertible into both common and preferred stock of the Company, to an officer of the subsidiary. The shares converted into the Company's Common and Preferred upon the date of acquisition as further described in Notes 2 and 3. As a result, MKid - Israel recorded a non-cash compensation expense of $1,748,508. This compensation expense was allocated in accordance with the general allocation of the officer's salary.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. RELATED PARTY            Also, prior to the acquisition, MKid - Israel
    TRANSACTIONS             issued 1,075 shares of its stock as a finder's fee
    (CONTINUED)              to certain outside advisors. These shares converted
                             into 500,000 shares of the Company's Preferred
                             Series B and C Stock and resulted in non-cash acquisition costs of approximately $5,539,000. This amount was capitalized as part of the overall purchase price and resulted in additional goodwill
                             (See Note 3).

                             During the year, the Company's Summit V
                             discontinued operation paid to Jenetek, LLC, a Company owned and operated by a previous Director, consulting fees above and beyond the monthly amount set forth in his consulting agreement.

14. COMMITMENTS              The Company leases its facilities under
    AND                      noncancellable operating leases which expire at
    CONTINGENCIES            various dates through March 2010.

                             The Company leases certain equipment under agreements which are classified as capital leases and included in the long-term liabilities footnote. Equipment leases have purchase options at the end of the original lease term.

                             Future minimum payments, by year and in the aggregate, under noncancellable capital and operating leases with initial or remaining terms of one year or more consist of the following at June 30, 2000:

                                                                     Operating
                                Year                                  Leases
                             ---------------------------------------------------

                                2001                                  $ 76,800
                                2002                                    72,900
                                2003                                    61,200
                                2004                                    61,200
                                2005                                    61,200
                                Thereafter                             228,300
                             ---------------------------------------------------

                             Total minimum lease payments             $561,600
                             ---------------------------------------------------

                             The Company's rental expense for operating leases was approximately $63,000, $24,000 and $48,000 for the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. COMMITMENTS              In the ordinary course of business, the Company is
    AND                      subject to various legal proceedings and claims. In
    CONTINGENCIES            the opinion of management, the amount of ultimate
    (CONTINUED)              liability with respect to these proceedings will
                             not materially affect the financial position, results of operations or cash flows of the Company.

                             EMPLOYMENT AGREEMENTS

                             The Company has employment agreements with eight of its employees including three executive officers. The terms of the agreements with one executive officer provides for a monthly salary of 45,000 NIS (approximately US $11,500) indexed to the Israeli Consumer Price Index and a contribution equal to 7.5% of gross salary to an advanced study fund under the officer's name. The agreement with the officer has an indefinite time period, but can be terminated by written notice at least 180 days prior to termination. The terms of the agreement with the second executive officer provides for a monthly salary of 56,000 NIS (approximately US $14,300) indexed to the Israeli Consumer Price Index and a contribution equal to 7.5% of gross salary to an advanced study fund under the officer's name. The agreement with the officer has an indefinite time period, but can be terminated by written notice at least 90 days prior to termination. The agreement with the third officer provides for a monthly salary of $10,416 with a term of one year. The agreement contains a severance package if terminated within the first year.

                             The agreements with the remaining five employees provide for a total of 48,674 NIS (approximately US $12,400) for four Israeli employees and $12,500 for one US employee. The agreements with the four Israeli employees have an indefinite time period, but can be terminated by written notice at least 90 days prior to termination. The agreement with the US employee also has an indefinite time period, but can be terminated by written notice at least 60 days prior to termination.

                             PRODUCT RELATED AGREEMENTS

                             The Company utilizes third-party partners and independent distributors in the distribution and marketing of its products. Such third parties receive a commission of 4-10% of the sale.

                             The Company receives grants from the Office of the Chief Scientist in the Israeli Ministry of Commerce and Industry. These grants commit the Company to pay royalties to the Ministry in an amount of 3-5% of proceeds from the sale of products developed with the grant funds received. The amount of the grant received is linked to the dollar and bears interest at LIBOR. Royalties paid are limited to the grant received. No royalties have been paid through June 30, 2000.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. MAJOR CUSTOMERS          Revenues from sales of products, services and
                             marketing rights from principal distributors and customers exceeding 10% of revenues for the relevant period are as follows:

                                                          Six
                                                         months       Year
                                          Year ended     ended       ended
                                           June 30,     June 30,  December 31,
                                            2000          1999        1998
                             ---------------------------------------------------

                             Company A    $ 545,439  $  148,000  $  746,936
                             Company B      802,668           -           -
                             Company C      458,714     251,286           -
                             Company D            -           -     260,000
                             Company E            -           -     315,722
                             Company F            -     331,240           -
                             Company G      252,163           -           -
                             ---------------------------------------------------

                                         $2,058,984  $  730,526  $1,322,658
                             ---------------------------------------------------

16. CONCENTRATION OF         The Company is dependent on third-party equipment
    SUPPLIERS                manufacturers and distributors for all its supply
                             of computer equipment and some of its accessories.
                             Purchases from individual suppliers that exceed 10% of cost of revenues in each period were as follows:
                             for the year ended June 30, 2000 and the six months ended June 30, 1999: two suppliers comprising of approximately 47% and 26% of cost of revenues, respectively, and for the year ended December 31, 1998: three suppliers comprising of approximately
                             78% of cost of revenues.


17. EARNINGS (LOSS)          The weighted average number of shares used to
    PER SHARE                compute basic and diluted loss per share are
                             5,598,288, 552,589 and 270,170 for the year ended
                             June 30, 2000, six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

                             Common Stock equivalents from options and warrants to purchase 713,111, 1,063,004 and 865,019 shares were outstanding for the year ended June 30, 2000, six months ended June 30, 1999 and year ended December 31, 1998, respectively, but have not been included in the computation of diluted loss per share as the effect would be antidilutive.

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



18. GEOGRAPHICAL             The following table sets forth information
    INFORMATION              regarding net sales of the Company by geographic
                             region:

                                                                                   Year
                                                Year ended     Six months          ended
                                                 June 30,      ended June         December
                                                   2000         30, 1999          31, 1998
                             ----------------------------------------------------------------
                             Israel             $ 1,841,035     $  148,000     $ 1,062,658
                             Brazil                       -              -         260,000
                             United States          458,714        251,286               -
                             Romania                      -        331,240               -
                             Other                   23,000         17,217         176,424
                             ----------------------------------------------------------------

                             Total net sales    $ 2,322,749     $  747,743     $ 1,499,082
                             ----------------------------------------------------------------


                             Substantially all identifiable assets of the Company are located in Israel.