Form 10KSB/A
period 2000-06-30
MULTIMEDIA K I D INC
filed 2000-10-25
CIK 1019654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     As of September 18, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $21,809,623, based on the closing sales price for such shares as quoted by the Nasdaq SmallCap Market. The Registrant's revenues for the fiscal year ended June 30, 2000 were $2,322,749.

     The aggregate number of shares of the Registrant's Common Stock, $.001 par value, outstanding on September 18, 2000, was 34,209,722.

Transitional Small Business Disclosure Format (check one)

Yes_________   No___X___

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on or about November 27, 2000, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         3.1      Certificate of Incorporation of the Company, as amended (1)

         3.2 Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Office of the Secretary of State of Delaware on May 31, 2000. (4)

         3.3      Bylaws of the Company, as amended. (1)

         3.4 Certificate of Designation, Preferences and Rights of Series B Preferred Stock. (5)

         3.5 Certificate of Designation, Preferences and Rights of Series C Preferred Stock. (5)

         4.1 Form of Representatives' Warrant Agreement, including form of Representatives' Warrant. (1)

         4.2 Dealer Manager's Warrant Agreement, dated as of July 1, 1996 between the Company and The Boston Group, L.P. (1)

         4.3 Form of Warrant to purchase common stock in connection with the 1998 private placement. (1)

         4.4 Subscription Agreement and Registration Rights Agreement in connection with the 1996 private placement. (1)

         10.1     Form of Employment Agreement with Pessie Goldenberg. (2)

         10.2     Form of Employment Agreement with Shaike Orbach.

         10.3     Form of Employment Agreement with Cliff DeGroot.

         10.4     Form of Indemnification Agreement with Officers and Directors.
                  (1)

         10.5     Stock Option Plan. (1)

         10.6     Lease Agreement, Israel offices. (6)

         10.7 Form of Stock Purchase Agreement, dated April 6, 2000 among the Company, JIA, Inc., Summit V, Inc. and Jenkon International, Inc., a Washington corporation (3)

         10.8 Form of Management Agreement between Summit V, Inc., the Company and JIA, Inc. (3)

         10.9 Form of Promissory Note, dated as of June 2, 2000 by JIA, Inc. in the original principal amount of $675,000. (4)

         10.10 Form of Promissory Note, dated as of June 2, 2000 by JIA, Inc. in the original principal amount of $326,738. (4)

         10.11 Form of Pledge Agreement, dated as of June 2, 2000 by and between Trautman Wasserman & Company, Incorporated and Jenkon International, Inc., a Washington corporation, with respect to 75,000 shares of the issued and outstanding shares of Company Common Stock. (4)

         10.12 Form of Pledge Agreement, dated as of June 2, 2000 by and between Trautman Wasserman & Company, Incorporated and Jenkon International, Inc., a Washington corporation, with respect to 200,000 shares of the issued and outstanding shares of Company Common Stock. (4)

         10.13 Form of Pledge Agreement, dated as of June 2, 2000 by and between Daniel O. Jensen and Beverly A. Jensen, as Trustees for the Jensen Family Living Trust, and Jenkon International, Inc., a Washington corporation, with respect to

                  100,000 shares of the issued and outstanding shares of Company Common Stock. (4)

         10.14 Stock Exchange Agreement and Plan of Reorganization, dated as of December 16, 1999, by and among the Company, MKID-Israel and the former stockholders of MKID-Israel. (5)

         10.15    Form of Convertible Promissory Note. (5)

         21.1     Subsidiaries of the Company.

         23.1     Consent of BDO International.

         23.2     Consent of Moshe Harpaz.

         27.1     Financial Data Schedule.

-----------------------------

(1) Incorporated by reference to the referenced document filed as an exhibit to the Company's registration statement on Form SB-2, File No. 333-56023, filed on June 4, 1998.

(2) Incorporated by reference to the referenced document filed as an exhibit to the Company's Form 10-KT, filed on March 30, 2000.

(3) Incorporated by reference to the referenced document filed as exhibit to the Company's Form 8-K filed on April 21, 2000.

(4) Incorporated by reference to the referenced document filed as an exhibit to the Company's Form 8-K filed on June 15, 2000.

(5) Incorporated by reference to the referenced document filed as an exhibit to the Company's Form 8-K filed on December 30, 1999.

(6)  English summary of Hebrew original.

(b)  Reports on Form 8-K:

         Current Report on Form 8-K, Item 2 and Item 5, filed on April 21, 2000. Current Report on Form 8-K, Item 5, filed on May 30, 2000. Current Report on Form 8-K, Item 1, Item 2 and Item 5, filed on June 15, 2000.

                                   SIGNATURES

         Pursuant to the requirements of section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Petach Tikvah, Israel, on October 25, 2000.

                                   MULTIMEDIA K.I.D., INC.

                                   By: /s/ Yeshayahu Orbach
                                       -----------------------------------------
                                           Yeshayahu Orbach
                                           President and Chief Executive Officer