Form 10QSB
period 2000-09-30
MULTIMEDIA K I D INC
filed 2000-11-14
CIK 1019654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________to___________.

         Commission File No.  000-24637

                             MULTIMEDIA K.I.D., INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         DELAWARE                                          91-1890338
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

     As of November 10, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $6,128,504, based on the closing sales price for such shares as quoted by the Nasdaq SmallCap Market. The Registrant's revenues for the fiscal quarter ended September 30, 2000 were $691,991.

     The aggregate number of shares of the Registrant's Common Stock, $.001 par value, outstanding on November 10, 2000, was 34,209,722.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [ x]



-------------------------------------------------------------------------------
(ver. 1.03)                                                             Page 1

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

     Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and June 30, 2000 (Audited)

     Unaudited Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999

     Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K















-------------------------------------------------------------------------------
(ver. 1.03)                                                             Page 2

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                     September 30,              June 30,
                                         2000                     2000
-----------------------------------------------------------------------------

                                     (Unaudited)               (Audited)

ASSETS

CURRENT ASSETS
    Cash and cash equivalents        $    362,207             $    937,184
    Restricted cash                        80,249                   76,223
    Accounts receivable
      Trade receivables                 1,782,340                1,485,566
      Other receivables                   431,051                  312,678
    Notes receivable, net
      of allowance                        546,738                  621,738
    Inventory                             960,000                  803,000
-----------------------------------------------------------------------------

Total current assets                    4,162,585                4,236,389

FIXED ASSETS, net                         256,693                  229,945

CAPITALIZED SOFTWARE COSTS, net            70,000                        -

LONG-TERM INVESTMENTS                     230,222                  237,777

LONG-TERM RECEIVABLES, net                955,506                  925,459

-----------------------------------------------------------------------------

Total assets                         $  5,675,006             $  5,629,570
=============================================================================













-------------------------------------------------------------------------------
(ver. 1.03)                                                             Page 3

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                          September 30,         June 30,
                                              2000                2000
----------------------------------------------------------------------------

                                           (Unaudited)         (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term bank credit and
      current maturities of
      long-term liability                 $  1,490,758         $ 1,091,361
    Accounts payable                           343,347             262,532
    Other accrued liabilities                  418,780             292,704
----------------------------------------------------------------------------

Total current liabilities                    2,252,885           1,646,597

LONG-TERM LIABILITIES
    Long-term liability, net
      of current portion                       888,320             965,651
    Accrued severance payment                  138,158             130,435
----------------------------------------------------------------------------

Total Liabilities                            3,279,363           2,742,683

COMMITMENTS AND CONTINGENCIES                        -                   -

STOCKHOLDERS' EQUITY
    Common stock, par value $.001;
     50,000,000 shares authorized;
     34,363,425 shares issued,
     34,206,971 shares outstanding              34,363              34,363
    Additional paid-in-capital              14,209,584          14,209,584
    Stock subscriptions receivable              (8,500)             (8,500)
    Rights in products acquired from
     a company under Common control         (1,750,000)         (1,750,000)
    Accumulated deficit                     (9,749,804)         (9,258,560)
    Treasury stock, at cost,
     156,454 shares                           (340,000)           (340,000)
----------------------------------------------------------------------------

Total stockholders' equity                   2,395,643           2,886,887
----------------------------------------------------------------------------

Total liabilities and stockholders'
     equity                              $   5,675,006       $   5,629,570
============================================================================


          See accompanying notes to consolidated financial statements.



-------------------------------------------------------------------------------
(ver. 1.03)                                                             Page 4

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




Three months ended September 30,                     2000           1999
-------------------------------------------------------------------------------
                                                  (Unaudited)     (Unaudited)

NET REVENUES                                      $   691,991     $  388,784

COST OF REVENUES                                      234,287         93,003
-------------------------------------------------------------------------------

GROSS PROFIT                                          457,704        295,781

OPERATING EXPENSES
   Product research, development
     and enhancements                                 122,865         39,183
   Selling, general and administration                812,687        133,777
-------------------------------------------------------------------------------

Total operating expenses                              935,552        172,960
-------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS             (477,848)       122,821

OTHER EXPENSE
   Interest expenses, net                             (13,711)       (62,554)
-------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX                      (491,244)        60,267

PROVISION FOR INCOME TAX                                    -              -
-------------------------------------------------------------------------------

NET INCOME (LOSS)                                  $ (491,244)    $   60,267
===============================================================================

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE        $    (0.01)    $     0.10
-------------------------------------------------------------------------------

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                         34,206,971       625,116
===============================================================================


          See accompanying notes to consolidated financial statements.




-------------------------------------------------------------------------------
(ver. 1.03)                                                             Page 5

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS





INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Three months ended September 30,                      2000           1999
-------------------------------------------------------------------------------

                                                   (Unaudited)     (Unaudited)

CASH FLOWS USED IN OPERATING ACTIVITIES
   Net income (loss)                               $  (491,244)    $  60,267
   Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation and amortization                      25,360        18,139
     Other                                              10,624             3
     Increase (decrease) from changes
       in operating assets and liabilities:
       Receivables                                    (326,821)     (335,387)
       Other receivables and other assets             (118,373)     (312,068)
       Inventories                                    (157,000)      (40,000)
       Accounts payable                                 80,815        51,606
       Accrued severance                                 7,723             -
       Other accrued liabilities                       126,076        64,552
-------------------------------------------------------------------------------
Net cash used in operating activities                 (842,840)     (492,888)
-------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of fixed assets                            (52,108)      (38,366)
   Additions to capitalized software costs             (70,000)            -
-------------------------------------------------------------------------------
   Net cash used in investing activities              (122,108)      (38,366)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term credits received (paid), net             399,397       235,501
   Loans received                                            -       355,628
   Loan payments                                       (84,426)            -
   Note principal payments received                     75,000             -
-------------------------------------------------------------------------------
Net cash provided by financing activities              389,971       591,129
-------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (574,977)       59,875

CASH AND CASH EQUIVALENTS,
   beginning of period                                 937,184        20,478
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period          $    362,207     $  80,353
===============================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest       $    44,567      $  41,554
===============================================================================


          See accompanying notes to consolidated financial statements.


-------------------------------------------------------------------------------
(ver. 1.03)                                                             Page 6

                    MULTIMEDIA K.I.D., INC. AND SUBSIDIARIES

1.      Statement of          On December 16, 1999, Multimedia K.I.D., Inc.
        Information           ("MKID"), formerly known as Jenkon International,
        Furnished             Inc., acquired all the outstanding common stock
                              of Multimedia Kid - Intelligence in Education
                              Ltd. (an Israeli corporation)("MKID-Israel"). The acquisition has been accounted for as a reverse acquisition. Accordingly the historical financial statements prior to December 16, 1999 are those of MKID-Israel and MKID's operations are included from December 16, 1999 through September 30,
                              2000.

                              In the opinion of management the accompanying unaudited financial statements contain all adjustments (including normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and 1999, and the results of operations and cash flows for the three-month periods ended September 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices.

                              The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for any other period or for the entire year.

                              Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.


2.  Business And Revenue      The Company currently develops educational
    Recognition               systems for kindergartens, schools, special
                              education, and Enrichment centers. The Company's systems combine interactive software, playful instructive aides and electronic interfaces. The
                              Company's products have been marketed and installed in many countries around the world. The products provide educational, three-dimensional computerized environments that combine physical components such as wooden blocks, task cards, worksheets and books with the latest computer based technologies.

                              The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2"). Certain terms of SOP 97-2 have been subsequently amended by Statement of Position 98-4 and 98-9. In accordance with SOP 97-2, the Company recognized revenue on sales of internally developed software systems when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and the system is functionable,
                              (iii) the fee is fixed or determinable and (iv) colletibility is probable. Also in accordance with SOP 97-2, the Company defers all revenue from an arrangement until such evidence does exist or until all elements have been delivered.


-------------------------------------------------------------------------------
(ver. 1.03)                                                             Page 7

                              Revenues related to installation of systems requiring substantial future performance by the Company are recognized using the percentage of completion method based on meeting key milestone events over the terms of the contract.

                              During the three months ended September 30, 2000, two distributors accounted for 93.1% of net revenues. The Company had one distributor that accounted for 97.5% of net revenue for the three months ended September 30, 1999.


3.      Earnings (Loss) Per   The Company computes loss per common share under
        Common Share          SFAS No. 128, "Earnings Per Share," which
                              requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue Common Stock were exercised or converted into Common Stock. Common stock equivalents from options and warrants of 3,169,728 as of September
                              30, 2000 have not been included in the
                              computation of diluted loss per common share as the effect would be antidilutive.

                              As a result of the December 16, 1999 reverse acquisition, MKID issued 840,000 shares of Common Stock in exchange for 5,375 shares of MMKid Common Stock. This has been treated as a stock split of 156.28 for 1 and is retroactively reflected for periods prior to December 16, 1999.

4.      Financial Viability   The Company's consolidated financial statements
                              have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the adequate resolution of the Company's near and long term liquidity needs. The Company continues to experience negative cash flow. The Company's ability to continue as a going concern may be dependent on its ability to raise future capital and generate positive cash flow from operations.
                              The consolidated financial statements do not include any adjustments relating to the Company's ability to continue as a going concern.

5.     Income Taxes           Due to the significant operating losses incurred
                              by the Company for the three month period ended
                              September 30, 2000 and for the year ended June
                              30, 2000, the Company has recorded a 100% valuation allowance on its net deferred tax assets since management cannot determine whether it is more likely than not that the deferred tax assets may be realized.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Statements in this Quarterly Report on Form 10-QSB concerning our business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause

-------------------------------------------------------------------------------
(ver. 1.03)                                                             Page 8
actual results to differ materially from those stated in these statements. These risks, uncertainties and factors include, but are not limited to, our history of losses, our need for additional financing, our dependence on distributors, suppliers and subcontractors, rapid technological change and the location of our principal operations in Israel, as well as other risks detailed in our Annual Report on Form 10-KSB and our other filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-QSB.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO SEPTEMBER 30, 1999

Net Revenues. Net revenues increased 78.0% to $692,000 for the three months ended September 30, 2000 from $389,000 for the same period in 1999. This increase is primarily attributable to our penetration into new markets including India. Two distributors accounted for approximately 93.1% of net revenues during the three months ended September 30, 2000. One distributor accounted for 97.5% of net revenues for the three months ended September 30, 1999.

Cost of Revenues. Cost of revenues increased to $234,000 for the three months ended September 30, 2000 from $93,000 for the same period in 1999. This increase is primarily attributable to higher costs directly associated with our increase in net revenues. Gross profit as a percentage of net revenues decreased to 66.1% for the three months ended September 30, 2000 from 76.1% for the same period in 1999 due primarily to the sales mix and terms of the individual sales. As part of our marketing strategy, we provide extended payment terms to some of our distributors. In accordance with applicable accounting standards, we recognize as revenue the present value of future cash flows from these long-term receivables. As a result, the gross margin on sales with extended payment terms is generally lower than those with current terms.

Product Research, Development and Enhancement Expenses. Product research, development and enhancement expenses increased to $123,000 for the three months ended September 30, 2000 from $39,000 for the same period in 1999. This increase is primarily attributable to additional employees hired and professional services directed toward accelerating the development of our new e-learning Website and enhancing our products.

Selling, General and Administrative. Selling, general and administrative expenses increased to $813,000 for the three months ended September 30, 2000 from $134,000 for the same period in 1999. This increase is primarily due to expanding our sales and marketing efforts in new geographical locations and a significant increase in professional and other fees associated with being a public company.

Interest Expense. Interest expense decreased to $14,000 during the three months ended September 30, 2000 from $63,000 for the same period in 1999. This decrease is primarily due to currency fluctuations during 1999 resulting in significantly higher charges from one of our lines of credit which is linked to Israeli currency.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2000, operating activities used net cash of $843,000 primarily due to a net loss of $491,000, an increase in trade and other receivables of $445,000 and an increase in inventory of $157,000 offset by an increase in accounts payable of $81,000 and increase in other accrued liabilities of $126,000. Cash flows of $122,000 used in investing activities during the three months ended September 30, 2000 were attributable to the purchase of fixed assets of $52,000 and additions to capitalized software costs of $70,000. Cash flows from financing activities provided $390,000 for the three months ended September 30, 2000 due to the receipt of short-term credit of $399,000 and principal payments received on notes of $75,000 offset by loan principal payments of $84,000.

For the three months ended September 30, 1999, operating activities used net cash of $493,000 primarily attributable to in increase in trade receivable of $335,000 and other receivables of $312,000 offset by net income of $60,000 and an increase in other accrued liabilities of $65,000. Cash flows of $38,000 used in investing activities during the three months ended September 30, 1999 were attributable to the purchase of fixed assets. Financing activities provided $591,000 during the three months ended September 30, 1999 comprised of $235,000 in short-term credit and $356,000 in loans received.

At September 30, 2000 we had trade accounts receivable of $2,738,000, including $1,782,000 of trade receivables in current assets and $956,000 of long-term trade receivables. In an effort to expand our sales efforts we have provided some of our distributors with extended payment terms, often exceeding one year. The present values of the payments to be received under the terms of these sales are recognized as revenue at the time all of our commitments under the contract have been satisfied. Current trade receivables are comprised of sales with payment terms within 90 days and the current portion of long-term trade receivables. Trade accounts receivable have increased as a result of our strategy to expand our sales efforts.

We have experienced a significant decrease in operating funds as a result of increased expenses associated with our efforts to increase our international market penetration, develop our new e-learning Website, enhance our current products and comply with regulatory requirements, as well as providing extended payment terms to some of our distributors. We expect to continue to suffer negative cash flow and further losses as a result of our efforts to execute our business plan. We cannot be sure that we will be able to raise sufficient additional capital to fund operating losses and develop our

-------------------------------------------------------------------------------
(ver. 1.03)                                                             Page 9
business. If we are unable to raise additional capital, we may be required to consider alternatives including, but not limited to, decreasing our sales efforts, laying off employees, and halting further product development. Further, any failure to obtain additional capital could have a material adverse affect on us and our ability to successfully operate.


PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On October 31, 2000, we received a letter from the Nasdaq Listing Qualifications Division stating that we have failed to maintain a minimum bid price of $1.00 over 30 consecutive trading days as required for continued listing on The Nasdaq SmallCap Market. We are currently reviewing appropriate responses to this letter. There can be no assurances that any actions will be completed in time to avoid delisting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.




EXHIBIT
NUMBER           DESCRIPTION

27              Financial Data Schedule

-------------------

     (b) Reports on Form 8-K.

     On August 4, 2000, we filed a Report on Form 8-K reporting certain officer and director changes under Item 5.





-------------------------------------------------------------------------------
(ver. 1.03)                                                             Page 10

                                   SIGNATURES

     Pursuant to the requirements of section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Petach Tikvah, Israel, on November 14, 2000.

                            MULTIMEDIA K.I.D., INC.


                            By: /s/ Yeshayahu Orbach
                               ------------------------
                                    Yeshayahu Orbach
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                       TITLE                                DATE
         ---------                       -----                                ----
      /s/ Yeshayahu Orbach         President, Chief Executive Officer     November 14, 2000
-------------------------------    and Director (Principal Executive
      YESHAYAHU ORBACH             Officer)



      /s/ Cliff DeGroot            Chief Financial Officer and            November 14, 2000
-------------------------------    Secretary (Principal Financial
      CLIFF DEGROOT                Officer)


      /s/ David Rubner             Chairman of the Board                  November 14, 2000
-------------------------------
      DAVID RUBNER


      /s/ Pessie Goldenberg        Executive Vice Chairman of the         November 14, 2000
-------------------------------    Board
      PESSIE GOLDENBERG


      /s/ E. Bruce Fredrikson      Director                               November 14, 2000
-------------------------------
      E. BRUCE FREDRIKSON


      /s/ J.R. Kennedy             Director                               November 14, 2000
-------------------------------
      J.R. KENNEDY


-------------------------------------------------------------------------------
(ver. 1.03)                                                            Page 11