Form 10QSB
period 2007-09-30
Marine Exploration Inc
filed 2007-11-13
CIK 1019654

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2007

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                    ------------    ------------

                       Commission File Number : 000-24637


                            MARINE EXPLORATION, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                            91-1890338
            --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


             535 Sixteenth Street, Suite 820, Denver, Colorado 80202
             -------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                  303 459 2485
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

                                 Not Applicable
                                 --------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer:      Accelerated filer:      Non-accelerated filer: [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [_] NO [X]

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of September 30, 2007 was 100,168,501.

                                Table of Contents
                                                                       Page No.
                                                                       -------
Part I:   Financial Information                                           1

Item 1.   Financial Statements:                                           1

          Consolidated Balance Sheet - as of September 30, 2007.          1

          Consolidated Statements of Cash Flows,
          Three Months Ended September 30, 2007,
          and Inception to September 30, 2007.                            3

          Notes to Consolidated Financial Statements                      5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     10

Item 4.   Controls and Procedures                                        10

Part II:  Other Information                                              10

Item 1.   Legal Proceedings                                              10

Item 1A.  Risk Factors                                                   10

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    10

Item 3.   Defaults Upon Senior Securities                                10

Item 4.   Submission of Matters to a Vote of Security Holders            10

Item 5.   Other Information                                              11

Item 6.   Exhibits                                                       11

Signatures                                                               11

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                        Consolidated Financial Statements
                                   (Unaudited)


                                TABLE OF CONTENTS



                                                                        Page

FINANCIAL STATEMENTS

      Balance sheet                                                      1
      Statements of operation                                            2
      Statements of cash flows                                           3
      Notes to financial statements                                      5

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                  Sept. 30, 2007
                                                                   ------------

ASSETS

     Current assets
           Cash                                                    $        120
                                                                   ------------
                  Total current assets                                      120
                                                                   ------------

     Total Assets                                                  $        120
                                                                   ============

LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities
           Notes payable - related party                           $     84,300
           Interest payable                                               5,256
                                                                   ------------
                  Total current liabilties                               89,556
                                                                   ------------

     Total Liabilities                                                   89,556
                                                                   ------------
     Stockholders' Equity
           Preferred stock, $.001 par value;
               1,000,000 shares authorized;
               none issued or outstanding                                    --
           Common stock, $.001 par value;
               500,000,000 shares authorized;
               100,168,501 shares issued
               and outstanding                                          100,169
           Additional paid in capital                                12,113,463
           Accumulated deficit (including                          $    156,907
              accum. during the development stage) (12,303,068)
                                                                   ------------

     Total Stockholders' Equity                                         (89,436)
                                                                   ------------

     Total Liabilities and Stockholders' Equity                    $        120
                                                                   ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Period From
                                                                March 7, 2007
                                                                (Inception of
                                              Three Months       Dev. Stage)
                                                 Ended                To
                                             Sept. 30, 2007     Sept. 30, 2007
                                             --------------     --------------
Revenues                                     $           --     $           --
                                             --------------     --------------
                                                         --                 --
                                             --------------     --------------

Operating expenses:
     General and administrative                      49,471            151,651
                                             --------------     --------------

Gain (loss) from operations                         (49,471)          (151,651)
                                             --------------     --------------

Other income (expense):
     Interest expense                                (5,256)            (5,256)
                                             --------------     --------------


Income (loss) before
     provision for income taxes                     (54,727)          (156,907)

Provision for income tax                                 --                 --
                                             --------------     --------------

Net income (loss)                            $      (54,727)    $     (156,907)
                                             ==============     ==============

Net income (loss) per share
(Basic and fully diluted)                    $        (0.00)    $        (0.00)
                                             ==============     ==============

Weighted average number of
common shares outstanding                       100,168,501        100,168,501
                                             ==============     ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Period From
                                                                            March 7, 2007
                                                                            (Inception of
                                                            Three Months      Dev. Stage)
                                                                Ended             To
                                                           Sept. 30, 2007    Sept. 30, 2007
                                                           --------------    --------------
Cash Flows From Operating Activities:
     Net income (loss)                                     $      (54,727)   $      (156,907)

     Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
          Compensatory stock issuances                              1,000
          Interest payable                                          5,256              5,256
                                                           --------------    ---------------
               Net cash provided by (used for)
               operating activities                               (49,471)          (150,651)
                                                           --------------    ---------------


Cash Flows From Investing Activities:                                  --                 --
                                                           --------------    ---------------

               Net cash provided by (used for)
               investing activities                                    --                 --
                                                           --------------    ---------------

                          (Continued On Following Page)





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                         (Continued From Previous Page)

                                                                   Period From
                                                                  March 7, 2007
                                                                  (Inception of
                                                   Three Months    Dev. Stage)
                                                       Ended            To
                                                  Sept. 30, 2007  Sept. 30, 2007
                                                   -------------   ------------
Cash Flows From Financing Activities:
          Sales of common stock                                          66,000
          Paid in capital                                                   471
          Notes payable                                   49,300         84,300
                                                   -------------   ------------
               Net cash provided by (used for)
               financing activities                       49,300        150,771
                                                   -------------   ------------

Net Increase (Decrease) In Cash                             (171)           120

Cash At The Beginning Of The Period                          291             --
                                                   -------------   ------------

Cash At The End Of The Period                      $         120   $        120
                                                   =============   ============


Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------

None


Supplemental Disclosure
-----------------------

Cash paid for interest                              $         --   $         --
Cash paid for income taxes                          $         --   $         --





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Marine Exploration, Inc. (the "Company"), was originally incorporated in the State of Delaware on June 27, 1996 under the name Jenkon International, Inc. The Company changed its name in May 2000 to Multimedia KID, Inc., and again in August 2006 to Syco, Inc. In April 2007 the Company reorganized as a Colorado corporation and changed its name to Marine Exploration, Inc.

On May 11, 2007, in an acquisition classified as a transaction between parties under common control, Marine Exploration, Inc. acquired all the outstanding common shares of Marine Exploration International, Inc. (100,100,000 Marine Exploration, Inc. common shares were issued for an equal number of common shares of Marine Exploration International, Inc.), making Marine Exploration International, Inc. a wholly owned subsidiary of Marine Exploration, Inc. Marine Exploration International, Inc. was incorporated in the State of Nevada on March 7, 2007 to engage in marine treasure hunting expeditions. The results of operations of Marine Exploration, Inc. and Marine Exploration International, Inc. have been consolidated from March 7, 2007 forward. The Company commenced its new business of marine treasure hunting in March 2007, but has not yet commenced active operations or generated significant revenues, and is therefore considered a development stage company.

Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Marine Exploration, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal year
-----------

The Company employs a fiscal year ending June 30.

Income tax
----------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share
---------------------------

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Revenue recognition
-------------------

Revenue is recognized on an accrual basis as earned under contract terms.

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Property and equipment
----------------------

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Financial Instruments
---------------------

The carrying value of the Company's financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

Stock based compensation
------------------------

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Products and services, geographic areas and major customers
-----------------------------------------------------------

The Company plans to generate revenue from the sale of salvaged marine treasure. Sales are anticipated to be to external customers, either domestic or foreign.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Form SB-2 Registration Statement filed June 6, 2007.

     This discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy, and financial condition before we make any forward-looking statements, but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future search operations, recovery operations, attraction openings, marketing strategies and similar events are forward-looking statements within the meaning of Securities laws and regulations.

Overview

     Marine Exploration, Inc. is engaged in the archaeologically sensitive exploration and recovery of deep-water shipwrecks throughout the world. Through our joint venture partner, Hispaniola Ventures, LLC, we build on a foundation of shipwreck research, development of political relationships and advancement of techniques for deep-ocean search and recovery. MEI is a Colorado corporation that was incorporated on March 7, 2007.

     Our vision is to become the world leader in deep-ocean shipwreck exploration, archeological excavation, education, entertainment, and marketing of shipwreck cargoes and related merchandise.

Business Segment

     We manage and evaluate the operating results of the business in one primary segment, shipwreck exploration.

     Shipwreck Exploration - This segment includes all operating activities for exploration and recovery of deep-ocean shipwrecks including the marketing, sales and distribution of recovered artifacts, replicas, merchandise and books through various retail and wholesale sales channels. The departments within this group include our marine operations, archaeology, conservation and research, sales and business development, and corporate administration.

Operational Update

     MEI has shipwreck projects in various stages of development around the world. Additional information about some of these projects is set forth in our Form SB-2 Registration Statement. The operational update set forth below covers developments since our Form SB-2 was filed with the Securities and Exchange Commission.

     In order to protect the identities of the targets of our planned search or recovery operations, in some cases we will defer disclosing specific information relating to our projects until we have located the targeted shipwreck or shipwrecks and determined a course of action to protect our property rights.

Silver Bank Project

     The Company has an exclusive partnering agreement with the Government of the Dominican Republic for the archaeological excavation of at least one sunken ship.

Additional Projects

     Our upcoming operational schedules will be developed to most efficiently utilize our marine assets for further investigation and/or excavation of other sites, taking into account weather, legal and political issues, as well as other operational factors. Additionally, we may pursue other projects prior to returning to these sites.

Critical Accounting Policies and Changes to Accounting Policies

     There have been no material changes in our critical accounting estimates since June 1, 2007, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations, Liquidity and Capital Resources

     The Company has only nominal assets including nominal cash on hand as of September 30, 2007. Its Current Liabilities include Notes Payable totaling $84,300 from the period of inception through September 30, 2007, and totaling $49,300 for the three months ended September 30, 2007. Interest Payable on the Notes is $5,256 as of September 30, 2007.

     The Company has 100,168,501 shares of $.001 par value common stock issued and outstanding, and a negative Stockholder's Equity of $89,436 as of September 30, 2007.

     Three months ended September 30, 2007 compared to period of Inception to September 30, 2007

     We were formed on March 7, 2007, and we refer to this date as the date of inception of the Company. We have a net loss of $54,727 for the period ended September 30, 2007. This compares to a net loss of $156,907 for the period of March 7, 2007, to September 30, 2007. We had no compensatory stock issuances for the three months ended September 30, 2007, compared to compensatory stock issuances of $1,000 from March 7, 2007. We have had interest payable of $5,256 since March 7, 2007 through September 30, 2007, and this amount remains unchanged for the three month period ended September 30, 2007. We have used since March 7, 200, the amount of $150,651for operating activities. Of this total, we have used $49,471 for operating activities In the three month period ended September 30, 2007.

     We have had no revenue from any operations either in the period from inception to September 30, 2007, or in the three month period ended September 30, 2007. Discussion of Cash Flows

     Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and proceeds contributed by our shareholders from our recent borrowing will satisfy our working capital requirements for fiscal year 2008. However, we anticipate we will continue to incur net losses throughout fiscal year 2008. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. At the present time we cannot determine how long that process may take us. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital in fiscal year 2008. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

Off Balance Sheet Requirements

     We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

New Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we have material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4.    CONTROLS AND PROCEDURES

     Marine Exploration, Inc. ("MEI") maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of MEI's management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that MEI's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

      We are not presently involved in any legal proceedings. The Company may become subject to claims and suits that arise from time to time in the ordinary course of business.

ITEM 1A.   Risk Factors

      For information regarding risk factors, please refer to the Company's Form SB-2 Registration Statement dated June 6, 2007. There are no material changes from the disclosure provided therein with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company's stock.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

      There were no unregistered sales of equity securities during the three months ended September 30, 2007, that have not been reported in a Current Report on Form 8-K.

ITEM 3.    Defaults Upon Senior Securities None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

     On March 7, 2007, the Company held an Annual Meeting of Shareholders at which Miguel Thomas Gonzalez was elected as the sole member of the Board of Directors. Mr. Gonzalez was the only nominee and received essentially 100 percent of the votes cast.

ITEM 5.    Other Information

      None.

ITEM 6.     Exhibits


31.1  Certification of Chief Executive Officer pursuant         Filed herewith
      to Section 302 of the Sarbanes-Oxley Act of 2002          electronically

31.2  Certification of Chief Financial Officer pursuant         Filed herewith
      to Section 302 of the Sarbanes-Oxley Act of 2002          electronically

32.1  Certification of Chief Executive Officer pursuant         Filed herewith
      to 18 U.S.C. Section 1350                                 electronically

32.2  Certification of Chief Financial Officer pursuant         Filed herewith
      to 18 U.S.C. Section 1350                                 electronically





                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MARINE EXPLORATION, INC.

Date: November 14, 2007
                                        By  /s/ Miguel Thomas Gonzalez
                                            ----------------------------
                                            Chief Financial Officer and
                                            Authorized Officer