Form 10QSB
period 2007-12-31
Marine Exploration Inc
filed 2008-02-04
CIK 1019654

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ______________

                                   FORM 10-QSB
                                 ______________


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2007

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                    ------------    ------------

                       Commission File Number : 000-24637


                            MARINE EXPLORATION, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                            26-1878284
            --------                                            ----------
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

Large accelerated filer:      Accelerated filer:      Non-accelerated filer: [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): YES  [_]   NO [X]

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of December 31, 2007 was 100,168,501.

          Table of Contents
                                                                       Page No.
                                                                       --------
Part I:   Financial Information                                           2

Item 1.   Financial Statements:                                           2

          Consolidated Balance Sheet - as of December 31, 2007.           2

          Consolidated Statements of Cash Flows, Six Months
          Ended December 31, 2007, and Inception to
          December 31, 2007.                                              4

          Notes to Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     10

Item 4.   Controls and Procedures                                        10

Part II:  Other Information                                              10

Item 1.   Legal Proceedings                                              10

Item 1A.  Risk Factors                                                   10

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    10

Item 3.   Defaults Upon Senior Securities                                10

Item 4.   Submission of Matters to a Vote of Security Holders            10

Item 5.   Other Information                                              11

Item 6.   Exhibits                                                       11

Signatures                                                               11

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                      Dec. 31,
                                                                        2007
                                                                   ------------

ASSETS

     Current assets
           Cash                                                    $        863
                                                                   ------------
                  Total current assets                                      863
                                                                   ------------

     Total Assets                                                  $        863
                                                                   ============


LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities
           Accounts payable                                        $      2,700
           Accounts payable - related party                             176,043
           Notes payable - related party                                 84,300
           Interest payable                                               7,885
                                                                   ------------
                  Total current liabilities                             270,928
                                                                   ------------

     Total Liabilities                                                  270,928
                                                                   ------------

     Stockholders' Equity
           Preferred stock, $.001 par value;
               1,000,000 shares authorized;
               none issued or outstanding                                    --
           Common stock, $.001 par value;
               500,000,000 shares authorized;
               100,168,501 shares issued
               and outstanding                                          100,169
           Additional paid in capital                                12,113,463
           Accumulated deficit (including                          $    156,907
              accum. during the development stage) (12,483,697)
                                                                   ------------

     Total Stockholders' Equity                                        (270,065)
                                                                   ------------

     Total Liabilities and Stockholders' Equity                    $        863
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

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Period From
                                                                    March 7, 2007
                                                                    (Inception of
                                   Three Months     Six Months       Dev. Stage)
                                      Ended           Ended              To
                                  Dec. 31, 2007    Dec. 31, 2007    Dec. 31, 2007
                                  -------------    -------------    -------------
Revenues                          $          --    $          --    $          --
                                  -------------    -------------    -------------
                                             --               --               --
                                  -------------    -------------    -------------

Operating expenses:
     General and administrative         178,743          228,214          330,394
                                  -------------    -------------    -------------

Gain (loss) from operations            (178,743)        (228,214)        (330,394)
                                  -------------    -------------    -------------

Other income (expense):
     Refunds                                743              743              743
     Interest expense                    (2,629)          (7,885)          (7,885)
                                  -------------    -------------    -------------
                                         (1,886)          (7,142)          (7,142)
                                  -------------    -------------    -------------

Income (loss) before
     provision for income taxes        (180,629)        (235,356)        (337,536)

Provision for income tax                     --               --               --
                                  -------------    -------------    -------------

Net income (loss)                 $    (180,629)   $    (235,356)   $    (337,536)
                                  =============    =============    =============

Net income (loss) per share
(Basic and fully diluted)         $       (0.00)   $       (0.00)   $       (0.00)
                                  =============    =============    =============

Weighted average number of
common shares outstanding           100,168,501      100,168,501      100,168,501
                                  =============    =============    =============



         The accompanying notes are an integral part of the consolidated financial statements.


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Period From
                                                                            March 7, 2007
                                                                            (Inception of
                                                           Six Months         Dev. Stage)
                                                              Ended               To
                                                          Dec. 31, 2007     Dec. 31, 2007
                                                         ---------------    -------------
Cash Flows From Operating Activities:
     Net income (loss)                                   $      (235,356)   $    (337,536)

     Adjustments to reconcile net loss to
     net cash provided by (used for)
     operating activities:
          Compensatory stock issuances                             1,000
          Accounts payable                                         2,700            2,700
          Related party payables                                 176,043          176,043
          Interest payable                                         7,885            7,885
                                                         ---------------    -------------
               Net cash provided by (used for)
               operating activities                              (48,728)        (149,908)
                                                         ---------------    -------------


Cash Flows From Investing Activities:                                 --               --
                                                         ---------------    -------------

               Net cash provided by (used for)
               investing activities                                   --               --
                                                         ---------------    -------------



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


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                         (Continued From Previous Page)

                                                                                    Period From
                                                                                   March 7, 2007
                                                                                   (Inception of
                                                                    Six Months      Dev. Stage)
                                                                       Ended             To
                                                                   Dec. 31, 2007   Dec. 31, 2007
                                                                   -------------   -------------
Cash Flows From Financing Activities:
          Sales of common stock                                                           66,000
          Paid in capital                                                                    471
          Notes payable                                                   49,300          84,300
                                                                   -------------   -------------
               Net cash provided by (used for)
               financing activities                                       49,300         150,771
                                                                   -------------   -------------

Net Increase (Decrease) In Cash                                              572             863

Cash At The Beginning Of The Period                                          291              --
                                                                   -------------   -------------

Cash At The End Of The Period                                      $         863   $         863
                                                                   =============   =============


Schedule Of Non-Cash Investing And Financing Activities

In fiscal year end 2008 the Company converted $35,000 in related party payables to notes payable.

Supplemental Disclosure

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

Overview

      Marine Exploration, Inc. is engaged in funding and financing only for archaeologically sensitive exploration and recovery of deep-water shipwrecks throughout the Caribbean Sea region. Through our joint venture partner, Hispaniola Ventures, LLC, we build on a foundation of shipwreck research, development of political relationships and advancement of techniques for deep-ocean search and recovery. MEI is a Colorado corporation that was incorporated on March 7, 2007.

      Through our joint venture partner, Hispaniola Ventures, LLC, our vision is to participate with the world leaders in deep-ocean shipwreck exploration, archeological excavation, education, entertainment, and marketing of shipwreck cargoes and related merchandise.

Business Segment

      We manage and evaluate the operating results of the business by and through our return on investments in one primary segment, shipwreck exploration.

      Shipwreck Exploration - This segment includes all operating activities for exploration and recovery of deep-ocean shipwrecks including the marketing, sales and distribution of recovered artifacts, replicas, merchandise and books through various retail and wholesale sales channels. The departments within this group include our joint venture partner, Hispaniola Ventures, LLC's marine operations, archaeology, conservation and research, sales and business development, and corporate administration.

Operational Update

       MEI has financing in place to fund our joint venture partner, Hispaniola Ventures, LLC shipwreck projects in various stages of development around the Caribbean Sea region. Additional information about some of these projects is set forth in our Form SB-2 Registration Statement. The operational update set forth below covers developments since our Form SB-2 was filed with the Securities and Exchange Commission.

      In order to protect the identities of the targets of our joint venture partner, Hispaniola Ventures, LLC's planned search or recovery operations, in some cases we will defer disclosing specific information relating to these projects until the targeted shipwreck or shipwrecks are located and a course of action is determined and implemented to protect all related property rights.

Silver Bank Project

      The Company, through our joint venture partner, Hispaniola Ventures, LLC, has an exclusive partnering agreement with the Government of the Dominican Republic for the archaeological excavation of at least one sunken ship.

Additional Projects

      Our upcoming operational schedules will be developed to most efficiently utilize funding opportunities available to us to sponsor our joint venture partner, Hispaniola Ventures, LLC's marine assets for further investigation and/or excavation of other sites, taking into account weather, legal and political issues, as well as other operational factors.

Critical Accounting Policies and Changes to Accounting Policies

      There have been no material changes in our critical accounting estimates since June 6, 2007, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations, Liquidity and Capital Resources

     The Company has only nominal assets including nominal cash on hand as of December 31, 2007. Its Current Liabilities include Notes Payable totaling $84,300 from the period of inception through December 31, 2007, and totaling $49,300 for the six months ended December 31, 2007. Interest Payable on the Notes is $7,885 as of December 31, 2007.

     The Company has 100,168,501 shares of $.001 par value common stock issued and outstanding, and a negative Stockholder's Equity of $270,065 as of December 31, 2007.

Six months ended December 31, 2007 compared to period of Inception to December 31, 2007

     We were formed on March 7, 2007, and we refer to this date as the date of inception of the Company. We have a net loss of $180,629 for the three month period ended December 31, 2007. This compares to a net loss of $235,356 for the six month period ended December 31, 2007, and a net loss of $337,536 for the period of March 7, 2007, to December 31, 2007. We had no compensatory stock issuances for the six months ended December 31, 2007, compared to compensatory stock issuances of $1,000 from March 7, 2007. We have had interest payable of $2,629 for the three month period ended December 31, 2007, which brings our interest payable total to $7,142 since March 7, 2007 through December 31, 2007. We have used since March 7, 2007, the amount of $330,394 for operating activities. Of this total, we have used $228,214 for operating activities in the six month period ended December 31, 2007, and $178,743 for the three month period ended December 31, 2007.

      We have had no revenue from any operations either in the period from inception to December 31, 2007, or in the six month period ended December 31, 2007.

Discussion of Cash Flows

     Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and proceeds contributed by our shareholders from our recent borrowing will satisfy our working capital requirements for fiscal year 2008. However, we anticipate we will continue to incur net losses throughout fiscal year 2008. Our ability to generate net income in future periods is dependent upon the success of our ability to provide funding to our joint venture partner, Hispaniola Ventures, LLC to enable its recovery and monetizing high-value shipwrecks. At the present time we cannot determine how long that process may take us. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital in fiscal year 2008. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

      There were no unregistered sales of equity securities by the Company during the six months ended December 31, 2007, that have not been reported in a Current Report on Form 8-K.

ITEM 3.    Defaults Upon Senior Securities None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

      On July 1, 2007, the Company held an Annual Meeting of Shareholders at which Miguel Thomas Gonzalez was elected as the sole member of the Board of Directors. Mr. Gonzalez was the only nominee and received essentially 100 percent of the votes cast.

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




Date: February 4, 2008                   MARINE EXPLORATION, INC.


                                         By  /s/ Miguel Thomas Gonzalez
                                             ----------------------------
                                             Chief Financial Officer and
                                             Authorized Officer