Form 10KSB
period 2007-06-30
Marine Exploration Inc
filed 2008-02-14
CIK 1019654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

                                   FORM 10-KSB
                                 ______________


(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED June 30, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-24637

                                 ______________


                            MARINE EXPLORATION, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                                 ______________


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

                                  303 459 2485
                                  ------------
               (Registrant's telephone number including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                                 ______________

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes |_| No |X|

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|    Accelerated filer      Non-accelerated filer  |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     The aggregate market value of the 68,501 shares of voting stock held by non-affiliates of Marine Exploration, Inc. as of June 30, 2007 approximated $72,611. As of June 30, 2007, the Registrant had 100,168,501 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE



                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

             PART I

Item 1.      Business                                                          1

Item 1A.     Risk Factors                                                      4

Item 1B.     Unresolved Staff Comments                                         6

Item 2.      Properties                                                        6

Item 3.      Legal Proceedings                                                 6

Item 4.      Submission of Matters to a Vote of Security Holders               7

             PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                 7

Item 6.      Selected Financial Data                                           7

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         8

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk       13

Item 8.      Financial Statements and Supplementary Data                      13

Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         13

Item 9A.     Controls and Procedures                                          13

Item 9B.     Other Information                                                13

             PART III

Item 10.     Directors and Executive Officers of the Registrant               14

Item 11.     Executive Compensation                                           14

Item 12.     Security Ownership of Certain Beneficial Owners and Management   15

Item 13.     Certain Relationships and Related Transactions                   16

Item 14.     Principal Accounting Fees and Services                           18

             PART IV

Item 15.     Exhibits and Financial Statement Schedules                       19

SIGNATURES                                                                    19

EXHIBITS INDEX                                                                20

     As used in this Annual Report on Form 10-K, "we," "us," "our company" and "Marine" means Marine Exploration, Inc. and our subsidiaries, unless the context indicates otherwise.


                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Marine Exploration, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this report and in our "RISK FACTORS" in Item 1A. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

ITEM 1.    BUSINESS

Our operations are limited to providing funding to, and making approved capital expenditures for, our Joint Venture Partner, Hispaniola Ventures, LLC ("Hispaniola"). It is Hispaniola that will engage in the actual search for, diving to, and recovery of, the cargo and artifacts. Neither we nor Hispaniola have yet begun operations. In the roles just described, and pursuant to our JV Agreement, we intend to pursue recovery of two vessels we call Operation Mystery Galleon and Operation Abrojos which includes, without limitation, an operation to the Serranilla and Bajo Nuevo Banks in the Caribbean Sea in attempts to recover treasure from a Spanish Galleon (Mystery Galleon) and, an operation to the South Reef on the Silver Bank, North of the Dominican Republic to recover treasure from an English Corsair (Abrojos). Marine is a Colorado corporation formed on May 17, 2007.

Underwater search and recovery is time-consuming and expensive. Aside from having to pay for research and permits, special equipment is often needed to find and map the shipwreck site and recover the cargo and artifacts. The cargo may have little or no value, and other countries or individuals may claim ownership to it, leading to protracted legal actions. We cannot guarantee that we will be successful in finding valuable artifacts and cargo, or if we do, that we will be entitled to keep what we find.

We anticipate that we will need approximately $1,300,000.00 over the next 12 months to implement our business plan. We intend to fund this capital need through loans from existing stockholders or other investors. All of this funding goes directly to our JV Partner, Hispaniola Ventures, LLC. We do not allocate any of the funds for breakdown, nor do we purchase any of the equipment used for this activity. We simply fund the project and receive a twenty-five percent return on our investment, in the event that there are any gross proceeds to distribute from the Joint Venture. Thus we are unable to discern how our funds will be applied by Hispaniola Ventures. However, it is reasonable to presume that portions will be used by it to pay general and administrative expenses, for the purchase of equipment, to obtain licenses and permits and to charter or lease marine equipment and services. Any remaining balance of the funds will be held in reserve and used by it for business purposes.

Typically, fifty percent of the proceeds derived from the recovery must be paid to the government in whose waters the treasure is recovered. The next twenty-five percent will be received by Hispaniola. The remainder will be received by the Company.

We have no commitments for funding from any of sources, there is no obligation on the part of any individual or entity to loan us money and there is no guarantee that we will be able to borrow money or will be successful in selling our securities to raise money. We cannot assure you that our business plan will ever be implemented.

Legal and Political Issues

Marine works with a leading international maritime lawyer and policy expert to constantly monitor international legal initiatives that might affect our projects. As a matter of policy, we begin with the assumption that some entity, whether a government, private concern or insurance company, may have some rights to shipwrecks that are slated for search and recovery operations. Based on this assumption, a rigorous legal analysis is undertaken in order to ascertain which entities might be able to create roadblocks to a successful project. In some cases, such as that of HMS Sussex, it was determined that the most prudent mechanism for moving forward was to negotiate a contract with the owner of the vessel in order to manage litigation risk.

In other cases, our joint venture partner may enter into an agreement whereby we purchased the insurance company's interest in the shipwreck and cargo, opening the way for an immediate grant of title to by the federal court that had jurisdiction.

To the extent that we engage in shipwreck search and recovery activities in the territorial, contiguous or exclusive economic zones of countries, intends to comply with verifiable applicable regulations and treaties. Prior to beginning operations for any project, the legal and political aspects are carefully researched to ascertain what effect these issues may have on the potential success of the operation.

These factors are taken into account in determining whether to proceed with a project as planned. Other factors, such as the UNESCO Convention for the Protection of Underwater Cultural Heritage are also taken into consideration. New political initiatives such as this Convention could restrict access to historical shipwrecks throughout the world to the extent they might require compliance with cultural resource management guidelines and regulations. Some of these will require adherence to strict archaeological practices and we intend to follow reasonable guidelines in all projects to which they are applicable.

The UNESCO Convention is not expected to impact operations in international waters, and the United States, the United Kingdom and other major maritime governments have already stated explicitly that they do not intend to sign the Convention. Nevertheless, some countries in whose waters we may work may sign the Convention. While the UNESCO Convention states that artifacts may not be sold, it also states that this prohibition may not prevent the provision of archaeological services, and we intend to provide such services in contracts with governments. We believe the primary value of the cargoes we seek are trade goods (such as coins, bullion and gems), which are not artifacts of historical, archaeological or cultural significance and as such should not be subject to the rule prohibiting sale.

We believe there will be increased interest in the protection of underwater cultural heritage throughout the oceans of the world. We are uniquely qualified to provide governments and international agencies with resources to help manage these resources while providing the public with educational, scientific, historical and entertainment initiatives that originate from our shipwreck exploration activities.

Competition
-----------
There are a number of companies who publicly identify themselves as engaged in aspects of the shipwreck business, but they do not compete directly with us as an established deep-ocean archeological shipwreck exploration company. These entities include, but are not limited to, Oddssey Marine Exploration, Subsea Resources Ltd. (a UK Company), Sovereign Exploration Associates International Inc. and Admiralty Holding Company. It is possible that some currently unknown group may locate and recover a shipwreck on our project roster; however, due to the breadth of our historical and archival research, the already completed sonar and deep-water ROV inspection efforts, and the number of shipwreck projects in various stages of development, we do not believe that competition from one or more of these entities, known or unknown, would materially impact our operating plan or alter our current business strategy.

Executive Officers of the Registrant

Directors and Officers:
-----------------------

Name of Director                       Age           Office
--------------------------------------------------------------------------------
Miguel Thomas Gonzalez                 31            Director


Name of Executive Officer              Age           Office
--------------------------------------------------------------------------------
Miguel Thomas Gonzalez                 31            President, Secretary, and
                                                     Treasurer

Mr. Miguel Thomas Gonzalez has acted as our president and a director since our conversion to a Colorado corporation on May 8, 2007. In 2004, Mr. Gonzalez graduated from the University of Colorado with a Bachelor of Science degree in Molecular Cellular Developmental Biology and Biochemistry. From 2006 to present Mr. Gonzalez has acted as Manager and sole owner of MTG Financial Services, LLC, a Denver Colorado company which provides corporate and directive services and sells side analytics for hedge funds. From 2004 to 2006 Mr. Gonzalez acted as a professional research associate of Immunology with the Slansky laboratory in the University of Colorado Health Science Center in Denver Colorado. Prior to 2004, he was a student and research laboratory assistant at the University of Colorado Boulder in the areas of Molecular, Cellular, and Developmental Biology and Biochemistry in Boulder, Colorado.

Mr. Gonzalez does not have any professional training or technical credentials in the marine exploration, development and operation of salvage vessels or in the collection and sales of salvaged artifacts. Mr. Gonzalez intends to devote approximately 25 percent of his business time to our affairs.

Term of Office
--------------

Our sole Director is elected for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our sole Officer is appointed by our Board of Directors and will hold office until removed by the Board.

Significant Employees
---------------------

We have no significant employees other than Mr. Gonzalez, our sole Director and Officer.

Employees
---------

As of December 31, 2007, we have 1 full-time employee, working from our corporate offices in Denver, Colorado.

Internet Access
---------------
Marine's Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Marine's web site on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. They may be found at www.sec.gov

ITEM 1A. RISK FACTORS

One should carefully consider the following factors, in addition to the other information in this Annual Report on Form 10-K, in evaluating our company and our business. Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and should be carefully considered in evaluating Marine or any investment decision relating to our securities. This section does not describe all risks applicable to Marine, its industry or its business. It is intended only as a summary of the principal risks.

Summary

Risk Factors

     o    Our business involves a high degree of risk.
     o    The research and data we use may not be reliable.
     o    Availability of raw materials may be limited.
     o    Operations may be affected by natural hazards.
     o    We may be unable to establish our rights to any objects we recover.
     o    The market for any objects we recover is uncertain.
     o We could experience delays in the disposition or sale of recovered objects.
     o Legal, political, or civil issues could interfere with our recovery operations.
     o    Objects we recover could be stolen from us.
     o    We face competition from others.
     o    We may be unable to get permission to conduct salvage operations.
     o Profitability of our documentaries segment may be adversely affected by a number of factors.
     o Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.
     o We may be unsuccessful in raising the necessary capital to fund operations and capital expenditures.
     o We depend on key employees and face competition in hiring and retaining qualified employees.
     o Our Articles of Incorporation authorize issuance of both Common and Preferred Shares and may cause dilution.

     Our business involves a high degree of risk.

An investment in Marine is extremely speculative and of exceptionally high risk. Although we have access to a substantial amount of research and data which has been compiled regarding various projects, the quality and reliability of such research and data is uncertain. Even if we are able to provide sufficient funding to our joint venture partners, their ability to plan and obtain permits for our various projects, there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time of the sinking. Even if objects of value are located and recovered, there is the possibility that the cost of recovery exceeds the value of the objects recovered or that others, including both private parties and governmental entities, will assert conflicting claims and challenge our rights to the recovered objects. Finally, even if we are successful through our joint venture partners in locating and retrieving objects from a shipwreck and establishing good title to them, there are no assurances as to the value that such objects will bring at their sale, as the market for such objects is uncertain.

     The research and data we use may not be reliable.

The success of a shipwreck project is dependent to a substantial degree upon the research and data we have obtained. By its very nature, research and data regarding shipwrecks is imprecise, incomplete and unreliable. It is often composed of or affected by numerous assumptions, rumors, legends, historical and scientific inaccuracies and inaccurate interpretations which have become a part of such research and data over time.

     Availability of raw materials may be limited.

The availability of inventory is primarily dependent on the success of finding raw materials in the form of intrinsically valuable cargoes from shipwrecks. If we are not successful in the exploration and recovery of shipwrecks, we would not have sufficient inventory to sell.

     Operations may be affected by natural hazards.

Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than others. We cannot guarantee that we, or the entities we are affiliated with, will be able to conduct search and recovery operations only during favorable periods. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur and adversely affect our operations. It is also possible that natural hazards may prevent or significantly delay search and recovery operations or the ability to operate our themed attractions.

     We may be unable to establish our rights to any objects we recover.

Persons and entities other than Marine and entities we are affiliated with (both private and governmental) may claim title to the shipwrecks. Even if we are successful in locating and recovering shipwrecks, we cannot assure we will be able to establish our right to property recovered against governmental entities, prior owners, or other attempted salvors claiming an interest therein. In such an event, we could spend a great deal of money and receive no revenue for our work.

     The market for any objects recovered is uncertain.

Even if valuable items can be located and recovered in the future, it is difficult to predict the price that might be realized for such items. The value of recovered items will fluctuate with the precious metals market, which has been highly volatile in past years. In addition, the entrance on the market of a large supply of similar items from shipwrecks located and recovered by others could depress the market.


     We could experience delays in the disposition or sale of recovered objects.

The methods and channels that may be used in the disposition or sale of recovered items are uncertain at present and may include several alternatives. Ready access to buyers for any artifacts or other valuable items recovered cannot be assured. Delays in the disposition of such items could adversely affect our cash flow.

     Legal, political or civil issues could interfere with our recovery operations.

Legal, political or civil initiatives of countries and/or major maritime governments could restrict access to shipwrecks or interfere with our search and recovery operations.

     Objects we recover could be stolen from us.

If we locate a shipwreck and assert a valid claim to items of value, there is a risk of theft of such items at sea, both before and after their recovery, by "pirates" or poachers and while in transit to a safe destination. Such thefts may not be adequately covered by insurance.

     We face competition from others.

There are a number of competing entities engaged in various aspects of the shipwreck business, and in the future other competitors may emerge. One or more of these competing entities may locate and recover a shipwreck that we intend to locate and recover. In addition, these competing entities may be better capitalized and may have greater resources to devote to their pursuit of the shipwreck.

     We may be unable to get permission to conduct salvage operations.

It is possible we will not be successful in obtaining title, or permission to excavate certain wrecks. In addition, permits that are sought for the projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

     Profitability of our themed attractions segment may be adversely affected by a number of factors.

As we continue to develop and open themed attractions, there are several factors which could negatively affect our profitability including site selection, attendance projections, and economic activity. While we perform extensive market research on potential site locations, our attendance projections for those locations may not materialize in sufficient numbers to assure profitability. Also, a decline in national and/or regional economic conditions could reduce attendance and spending at our themed attractions. In addition, our themed attractions will compete against other forms of entertainment available in the area, and attendance may be subject to seasonal variations.

     Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

As changes in our business environment occur we may need to adjust our business strategies to meet these changes or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. In any of these events, our costs may increase, and we may have significant charges associated with the write-down of assets.

     We may be unsuccessful in raising the necessary capital to fund operations and capital expenditures.

Our ability to generate cash flow is dependent upon the success of our ability to recover and monetize high-value shipwrecks. However, we cannot guarantee that the sales of our products and other available cash sources will generate sufficient cash flow to meet our overall cash requirements. If cash flow is not sufficient to meet our business requirements, we will be required to raise additional capital through other financing activities. While we have been successful in raising the necessary funds in the past, there can be no assurance we can continue to do so.

     Financial covenants in our existing notes payable and revolving credit facility may restrict our operating activities or harm our financial condition.

Our existing notes payable and revolving credit facility contains certain financial and operating covenants, including net worth requirements and other debt limitations, which may restrict our operating activities. Failure to comply with any of the loan covenants could result in a default. This could cause our lender to accelerate the timing of our payment obligations and could harm our business, operations, financial condition or liquidity.

     We depend on key employees and face competition in hiring and retaining qualified employees.

Our employees are vital to our success, and our key management and other employees are difficult to replace. We currently do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. We may not be able to retain highly qualified employees in the future which could adversely affect our business.

     Our articles of incorporation authorize generic preferred stock.

Our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock. Our board of directors has the right to establish the terms, preference, rights and restrictions of the preferred stock. Such preferred stock could be issued with terms, rights, preferences and restrictions that could discourage other persons from attempting to acquire control and thereby insulate incumbent management. In certain circumstances, the existence of corporate devices that would inhibit or discourage takeover attempts could have a negative effect on the market value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our offices at 535 Sixteenth Street, Suite 820, Denver, Colorado 80202. Our offices are provided at no cost by Technology Partners, LLC, a shareholder of the Company.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock
---------------------------
The information provided below constitutes the market and trading information for last two fiscal years of MEI stock. The source of this information is Alphatrade, Inc. The trading information is based on a very small number of trades because our stock has been highly illiquid during the time periods depicted.

2007:    Low: .05      High $7.50

2006:    Low: .05      High $7.50

2005:    Low: .05      High $10.00


Approximate Number of Holder of Common Stock
--------------------------------------------
The number of record holders of our $.0001 par value Common Stock at February 28, 2007 was 187. This does not include shareholders that hold their stock in accounts in street name with broker/dealers.

Dividends
---------
Holders of the Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our Common or Preferred Stock and none are anticipated in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's financial statements and the related notes to those statements included in "Item 8, Financial Statements and Supplementary Data" and with "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-KSB. The selected financial data has been derived from the Company's unaudited, reviewed financial statements and its audited financial statements.

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

We were formed on March 7, 2007, and we refer to this date as the date of inception of the Company. We have a net loss of $180,629 for the three month period ended December 31, 2007. This compares to a net loss of $337,536 for the period of March 7, 2007, to December 31, 2007. We had no compensatory stock issuances for the six month period ended December 31, 2007, compared to compensatory stock issuances of $1,000 from March 7, 2007 to May 31, 2007. We have had interest payable of $2,629 for the three month period ended December 31, 2007, which brings our interest payable total to $7,142 since March 7, 2007 through December 31, 2007. We have used since March 7, 2007, the amount of $330394 for operating activities. Of this total, we have used $228,214 for operating activities in the six month period ended December 31, 2007, and $178,743 for the three month period ended December 31, 2007.

We have had no revenue from any operations either in the period from inception to December 31, 2007, or in the six month period ended December 31, 2007.

Discussion of Cash Flows

Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and proceeds contributed by our shareholders form our recent borrowing will satisfy our working capital requirements for fiscal year 2008. However, we anticipate we will continue to requirements for fiscal year 2008. However, we anticipate we will continue to incur net losses throughout fiscal year 2008. Our ability to generate net income in future periods is dependent upon the success of our ability to provide funding to our joint venture partner, Hispaniola Ventures, LLC, to enable its recovery and monetizing high-value shipwrecks. At the present time we cannot determine how long that process may take us. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital in fiscal year 2008. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Form SB-2 Registration Statement filed June 6, 2007. A description of our business is discussed in Item 1 of this report which contains an overview of our business as well as the status of our ongoing project operations.

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

Six months ended December 31, 2007 compared to period of Inception to December 31, 2007

We were formed on March 7, 2007, and we refer to this date as the date of inception of the Company. We have a net loss of $180,629 for the three month period ended December 31, 2007. This compares to a net loss of $235,356 for the six month period ended December 31, 2007, and a net loss of $337,536 for the period of March 7, 2007, to December 31, 2007. We had no compensatory stock issuances for the six months ended December 31, 2007, compared to compensatory stock issuances of $1,000 from March 7, 2007. We have had interest payable of $2,629 for the three month period ended December 31, 2007, which brings our interest payable total to $7,142 since March 7, 2007 through December 31, 2007. We have used since March 7, 200, the amount of $330,394 for operating activities. Of this total, we have used $228,214 for operating activities in the six month period ended December 31, 2007, and $178,743 for the three month period ended December 31, 2007.

We have had no revenue from any operations either in the period from inception to December 31, 2007, or in the six month period ended December 31, 2007.

Results of Operations

We have not generated any revenues to date, and will not generate any revenues until such time that our Joint Venture would generate cash flow.


Revenue
                                                                       Period
                                                                        From
                                                                      March 7,
                                                                        2007
                                                                     (Inception
                                                                         of
                                            Year          Year       Dev. Stage)
                                            Ended         Ended          To
                                           June 30,      June 30,     June 30,
                                            2006           2007         2007
                                          ---------     ---------     ---------

Revenues                                  $      --     $      --     $      --
                                          ---------     ---------     ---------

                                                 --            --            --
                                          ---------     ---------     ---------

Operating expenses:

     General and administrative                  99       102,795       102,180
                                          ---------     ---------     ---------

Gain (loss) from operations                     (99)     (102,795)     (102,180)
                                          ---------     ---------     ---------

Other income (expense):                          --            --            --
                                          ---------     ---------     ---------
Income (loss) before
     provision for income taxes                 (99)     (102,795)     (102,180)

Provision for income tax                         --            --            --
                                          ---------     ---------     ---------


Net income (loss)                         $     (99)    $(102,795)    $(102,180)
                                          =========     =========     =========

Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. The Company's losses prior to 2005 were incurred primarily by a foreign subsidiary several years prior in an unrelated business. The Company believes these losses to have limited value for U.S. tax purposes. The Company's accrual of net operating loss carryforwards is from 2005 forward. At June 30, 2007 the Company had net operating loss carryforwards of approximately $103,000 which begin to expire in 2027. The deferred tax asset of $20,500 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 was $20,500.

Liquidity and Capital Resources

                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                                   June 30, 2007
                                                                   -------------
ASSETS

     Current assets
           Cash                                                    $        291
                                                                   ------------
                  Total current assets                                      291
                                                                   ------------

     Total Assets                                                  $        291
                                                                   ============
LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities
           Related party payables                                  $     35,000
                                                                   ------------
                  Total current liabilties                               35,000
                                                                   ------------

     Total Liabilities                                                   35,000
                                                                   ============
     Stockholders' Equity
           Preferred stock, $.001 par value;
               1,000,000 shares authorized;
               none issued or outstanding                                    --
           Common stock, $.001 par value;
               500,000,000 shares authorized;
               and 100,168,501 shares issued
               and outstanding                                          100,169
           Additional paid in capital                                12,113,463
           Accumulated deficit (including $102,180
              accum. during the development stage)                  (12,248,341)

     Total Stockholders' Equity                                         (34,709)
                                                                   ------------

     Total Liabilities and Stockholders' Equity                    $        291
                                                                   ============

Discussion of Cash Flows
------------------------
At June 30, 2007 we had cash balances of $291, related party loans of $35,000. Operations have been funded to date by loans from stockholders. Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and proceeds contributed by our shareholders from our recent borrowing will satisfy our working capital requirements for fiscal year 2008. However, we anticipate we will continue to incur net losses throughout fiscal year 2008. Our ability to generate net income in future periods is dependent upon the success of our ability to provide funding to our joint venture partner, Hispaniola Ventures, LLC to enable its recovery and monetizing high-value shipwrecks. At the present time we cannot determine how long that process may take us. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital in fiscal year 2008. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

Off Balance Sheet Requirements
------------------------------
We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Indemnification Provisions
--------------------------
Under our bylaws and certain consulting and employment agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer's or director's serving in such capacity. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.

Critical Accounting Estimates
-----------------------------
The discussion and analysis of our financial position and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect our financial position and results of operations. See Note A to the Financial Statements for a description of our significant accounting policies. Critical accounting estimates are defined as those that are reflective of significant judgment and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting estimates. We have discussed the development, selection and disclosure of these policies with our audit committee.

Contractual Obligations
-----------------------
At December 31, 2006, the Company's contractual obligations including estimated payments due by period, are as follows:

New Accounting Pronouncements
-----------------------------
In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we have material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------
We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within required time periods.

Internal Controls over Financial Reporting
------------------------------------------
Management's report on our internal controls over financial reporting can be found in the financial statement section of this report. The Independent Registered Public Accounting Firm's attestation report on management's assessment of the effectiveness of our internal control over financial reporting can also be found in the financial statement section of this report.

There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers:

Name of Director                Age        Office
--------------------------------------------------------------------------------
Miguel Thomas Gonzalez          31         Director

Name of Executive Officer       Age        Office
--------------------------------------------------------------------------------
Miguel Thomas Gonzalez          31         President, Secretary, and Treasurer

Biographical Information
------------------------
Set forth below is a brief description of the background and business experience of our executive officer and directors for the past five years.

Mr. Miguel Thomas Gonzalez has acted as our president and a director since our conversion to a Colorado corporation on May 8, 2007. In 2004, Mr. Gonzalez graduated from the University of Colorado with a Bachelor of Science degree in Molecular Cellular Developmental Biology and Biochemistry. From 2006 to present Mr. Gonzalez has acted as Manager and sole owner of MTG Financial Services, LLC, a Denver Colorado company which provides corporate and directive services and sells side analytics for hedge funds. From 2004 to 2006 Mr. Gonzalez acted as a professional research associate of Immunology with the Slansky laboratory in the University of Colorado Health Science Center in Denver Colorado. Prior to 2004, he was a student and research laboratory assistant at the University of Colorado Boulder in the areas of Molecular, Cellular, and Developmental Biology and Biochemistry in Boulder, Colorado. Mr. Gonzalez also serves as a Director of Riverside Technologies, Inc.

Mr. Gonzalez does not have any professional training or technical credentials in the marine exploration, development and operation of salvage vessels or in the collection and sales of salvaged artifacts. Mr. Gonzalez intends to devote approximately 25 percent of his business time to our affairs.

Term of Office
--------------
Our sole Director is elected for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our sole Officer is appointed by our Board of Directors and will hold office until removed by the Board.

Significant Employees
---------------------
We have no significant employees other than Mr. Gonzalez, our sole Director and Officer.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------
The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our inception on March 7, 2007 (inception of the development stage) through June 30, 2007.

                               Annual Compensation


                                                                 Restricted
                              Monthly                  Other        Stock                  Options/LTP
Name(2)           Title       Year     Salary  Bonus   Comp        Awarded  SARS (#)        Payouts ($)
----------------------------------------------------------------------------------------------------------
Miguel Thomas(1)  Dir, Pres,  2007     $2,000   0        0           0        0                0
Gonzalez          Sec, Treas.

(1) Mr. Gonzalez receives an annual salary of $24,000 per year which salary is paid by MTG Financial Services, LLC for management services that he provides to it as well as to the Company. MTG Financial Services is the record holder of the Company's 100,000 shares of common stock, which are beneficially owned by Mr. Gonzalez.

(2) No other entity or person receives any compensation from the Company or on its behalf.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with our directors or officers. We do not pay Mr. Gonzalez any amount for acting as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this prospectus, and by the Officers and Directors, individually and as a group. The percent of class is based on 100,168,501 shares of common stock issued and outstanding as of May 21, 2007. Except as otherwise indicated all shares are owned directly.

Title of Class    Name and address                        Amount of beneficial       Percent
                  Of beneficial owner                     ownership                  of class
--------------    -------------------------               --------------------       --------
Common Stock      Miguel Thomas Gonzalez(1)                      100,000                 1.0%
                  1311 Cook Street, #406
                  Denver, CO 80201
Common Stock      Hoss Capital, LLC(2)                        25,000,000                24.5%
                  535 16th Street, Suite 810
                  Denver, CO 80202
Common Stock      Tech Partners, LLC(3)                       25,000,000                24.5%
                  535 16th Street, Suite 810
                  Denver, CO 80202
Common Stock      Robert L. Stevens Family Trust(4)           25,000,000                24.5%
                  535 16th Street, Suite 810
                  Denver, CO 80202
Common Stock      Paul Enright Family Trust(5)                25,000,000                24.5%
                  535 16th Street, Suite 810
                  Denver, CO 80202

Total for all Members of Management:                             100,000                 1.0%
Total for all Certain Beneficial Owners:                     100,000,000                98.5%
Total for all Members of Management and
Certain Beneficial Owners:                                   100,100,000                99.5%

1 Mr. Gonzalez is the sole Officer and Director for the Company and hence the sole member of management whose ownership is reported on this table. His shares are beneficially owned through his solely owned company MTG Financial Services, LLC, a Colorado limited liability company, which owns 100,000 shares of the Company's common stock.
2 Hoss Capital, LLC is owned in equal percentages by Robert L. Stevens and Paul D. Enright.
3 Technology Partners, LLC is owned in equal percentages by Robert L. Stevens and Paul D. Enright.
4 Robert L. Stevens is a beneficial owner of one hundred percent of the Robert L. Stevens Family Trust.
5 Paul D. Enright is a beneficial owner of one hundred percent of the Paul D. Enright Family Trust.

Our authorized capital stock consists of 500,000,000 shares of common stock at a par value of $0.001 per share.

Common Stock

As of May 21, 2007, there were 100,168,501 shares of our common stock issued and outstanding held by 187 shareholders of record. Holders of our common stock are entitled to one vote for each share on all matters submitted to a vote of the shareholders. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all the directors. Two persons present, or representing by proxy, and constituting one third of the issued and outstanding shares, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Holders of our common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock.

Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Preferred Stock

Our Articles of Incorporation authorize the issuance of 1,000,000 Preferred Shares, all with no par value, to have such classes and preferences as the Board of Directors may determine from time to time. There are no plans to issue such Preferred shares and none have been issued as of the date of this prospectus.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our Articles authorize the payment of dividends in amounts and at times as determined by the Board of Directors and as permitted by applicable law.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company was originally incorporated on June 27, 1996 under the name Jenkon International, Inc., a Delaware corporation, and went public on June 4, 1998, via public offering with its securities registered pursuant to Form SB-2. The Company name was later changed to Multimedia K.I.D. in December 1999.

On August 3, 2006, the Company changed its name again to SYCO, Inc. On May 8, 2007, SYCO, Inc. was converted to a Colorado corporation and in April 2007, the name was changed to Marine Exploration, Inc. The Company then merged with Marine Exploration International, Inc., a Nevada corporation. Pursuant to such merger the Company issued 100,100,000 of its common shares to the selling shareholders with the Company as the surviving entity.

On May 8, 2007, Miguel Thomas Gonzalez was appointed as our Sole Director, President, Secretary and Treasurer. The Company's common stock is currently traded on the OTC Pink Sheets under the symbol MEXP.

One year after their issuance on March 29, 2007, a total of 1,061,060 shares of our common stock are available for resale to the public for each shareholder holding restricted securities, according to the volume and trading limitations of Rule 144 promulgated under the Securities Act of 1933. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

    1. One percent of the number of shares of the Company's common stock then outstanding which, in our case, will equal 1,061,060 shares as of the date of this prospectus; or

    2. The average weekly trading volume of the Company's common stock during the four calendar weeks preceding the filing of the notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner or sale provisions and notice requirements and to the availability of current public information about the Company.

Under Rule 144 (k), a person who is not one of the Company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this report, persons who are our affiliates hold all of the 100,100,000 Shares that may be sold pursuant to Rule 144. However, we believe that none of the Shares of the selling shareholders has been or will be sold pursuant to the provisions of Rule 144. Rather, they will be sold, if at all, pursuant to prospectus.

There are no contracts between Hoss Capital, LLC or any of its principals and the Company or between Technology Partners, LLC or any of its principals and the Company. However, Technology Partners, LLC permits the Company to use office space under its lease without charge to the Company. There is no obligation on Technology Partners, LLC's behalf to continue this arrangement and there is no guarantee that such arrangements will continue into the future.

Our sole Officer and Director, Miguel Thomas Gonzalez, is paid $2,000.00 per month for management services. Mr. Gonzalez receives no other consideration for his efforts. This payment is made by MTG Financial Services, LLC ("MTG") an entity wholly owned by Mr. Gonzalez. In exchange for MTG's agreement to continue to make this monthly payment to Mr. Gonzalez, the Company issued 100,000 Shares of its common stock to MTG. There is no written agreement among MTG and the Company and thus, MTG is under no duty to continue to make such payments to Mr. Gonzalez. The Company estimates that Mr. Gonzalez commits approximately 25 percent of his work time to the management of the Company.

Technology Partners, LLC and Hoss Capital, LLC have agreed to finance the Company as required to fulfill the Company' obligations under the JV Agreement. These loans are demand notes, not memorialized in any separate written agreements. They are recorded on the Company's books and on the books of the lenders. These loans could conceivably be converted into equity securities which would result in further dilution to those persons who are shareholders at the time of such conversion. These loans have no set interest rate or any other specific repayment terms. Thus, repayment could occur on terms that are detrimental to the Company. Currently, the Company is indebted to Hoss Capital, LLC in the amount of $25,000 and to Technology Partners, LLC in the amount of $34,800 (collectively, the "Indebtedness"). The Company, Hoss Capital, LLC, and Technology Partners, LLC, intend that the Indebtedness will be repaid from profits earned by and through the Joint Venture. The Indebtedness is not memorialized by any written agreement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference under the heading "Independent Auditor Fees" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May July 1, 2007.

Indemnification Provisions
--------------------------
Under our bylaws and certain consulting and employment agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer's or director's serving in such capacity. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.

Critical Accounting Estimates
-----------------------------
The discussion and analysis of our financial position and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect our financial position and results of operations. See Note A to the Financial Statements for a description of our significant accounting policies. Critical accounting estimates are defined as those that are reflective of significant judgment and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting estimates. We have discussed the development, selection and disclosure of these policies with our audit committee.

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


31.1  Certification of Chief Executive Officer pursuant         Filed herewith
      to Section 302 of the Sarbanes-Oxley Act of 2002          electronically

31.2  Certification of Chief Financial Officer pursuant         Filed herewith
      to Section 302 of the Sarbanes-Oxley Act of 2002          electronically

32.1  Certification of Chief Executive Officer pursuant         Filed herewith
      to 18 U.S.C. Section 1350                                 electronically

32.2  Certification of Chief Financial Officer pursuant         Filed herewith
      to 18 U.S.C. Section 1350                                 electronically





                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.




Date: February 12, 2008                  MARINE EXPLORATION, INC.


                                         By  /s/ Miguel Thomas Gonzalez
                                             ----------------------------
                                             Chief Financial Officer and
                                             Authorized Officer

                                 EXHIBIT INDEX



31.1  Certification of Chief Executive Officer pursuant         Filed herewith
      to Section 302 of the Sarbanes-Oxley Act of 2002          electronically

31.2  Certification of Chief Financial Officer pursuant         Filed herewith
      to Section 302 of the Sarbanes-Oxley Act of 2002          electronically

32.1  Certification of Chief Executive Officer pursuant         Filed herewith
      to 18 U.S.C. Section 1350                                 electronically

32.2  Certification of Chief Financial Officer pursuant         Filed herewith
      to 18 U.S.C. Section 1350                                 electronically

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                        Consolidated Financial Statements



                                TABLE OF CONTENTS



                                                                        Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-2


CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated balance sheet                            F-3
                  Consolidated statements of operation                  F-4
                  Consolidated statements of stockholders' equity       F-5
                  Consolidated statements of cash flows                 F-6
                  Notes to consolidated financial statements            F-8

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Marine Exploration, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheet of Marine Exploration, Inc. (a development stage company) as of June 30, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2006 and 2007, and for the period from March 7, 2007 (inception of the development stage) through June 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Exploration, Inc. as of June 30, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2006 and 2007, and for the period from March 7, 2007 (inception of the development stage) through June 30, 2007in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                 /s/ Ronald R. Chadwick, P.C.
January 30, 2008                                 ----------------------------
                                                 RONALD R. CHADWICK, P.C.

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                                   June 30, 2007
                                                                   -------------
ASSETS

     Current assets
           Cash                                                    $        291
                                                                   ------------
                  Total current assets                                      291
                                                                   ------------

     Total Assets                                                  $        291
                                                                   ============


LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities
           Related party payables                                  $     35,000
                                                                   ------------
                  Total current liabilities                              35,000
                                                                   ------------

     Total Liabilities                                                   35,000
                                                                   ------------

     Stockholders' Equity
           Preferred stock, $.001 par value;
               1,000,000 shares authorized;
               none issued or outstanding                                    --
           Common stock, $.001 par value;
               500,000,000 shares authorized;
               and 100,168,501 shares issued
               and outstanding                                          100,169
           Additional paid in capital                                12,113,463
           Accumulated deficit (including                          $    102,180
              accum. during the development stage)                  (12,248,341)
                                                                   ------------

     Total Stockholders' Equity                                         (34,709)
                                                                   ------------

     Total Liabilities and Stockholders' Equity                    $        291
                                                                   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Period
                                                                       From
                                                                     March 7,
                                                                       2007
                                                                    (Inception
                                                                        of
                                                                    Dev. Stage)
                                    Year Ended      Year Ended          To
                                     June 30,        June 30,        June 30,
                                       2006            2007            2007
                                   ------------    ------------    ------------
Revenues                           $         --    $         --    $         --
                                   ------------    ------------    ------------
                                             --              --              --
                                   ------------    ------------    ------------

Operating expenses:
     General and administrative              99         102,795         102,180
                                   ------------    ------------    ------------

Gain (loss) from operations                 (99)       (102,795)       (102,180)
                                   ------------    ------------    ------------

Other income (expense):                      --              --              --
                                   ------------    ------------    ------------

Income (loss) before
     provision for income taxes             (99)       (102,795)       (102,180)

Provision for income tax                     --              --              --
                                   ------------    ------------    ------------

Net income (loss)                  $        (99)   $   (102,795)   $   (102,180)
                                   ============    ============    ============

Net income (loss) per share
(Basic and fully diluted)          $      (0.00)   $      (0.00)
                                   ============    ============

Weighted average number of
common shares outstanding                68,501      20,935,168
                                   ============    ============



         The accompanying notes are an integral part of the consolidated financial statements.

                            MARINE EXPLORATION, INC.
                           (Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                       Common Stock            Additional                       Stock-
                                                  Amount        Paid in       Accumulated       holders'
                                 Shares (1)    ($.001 Par)      Capital         Deficit         Equity
                               ------------   ------------    ------------    ------------   ------------
Balances at June 30, 2005            68,501   $         69   $ 12,145,378    $(12,145,447)   $         --

Paid in capital                          --             --             99              --              99

Income (loss) for the year               --             --             --             (99)            (99)
                               ------------   ------------    ------------    ------------   ------------

Balances at June 30, 2006            68,501   $         69   $ 12,145,477    $(12,145,546)   $         --

Paid in capital                          --             --          1,086              --           1,086

Compensatory stock issuances        100,000            100            900              --           1,000

Sales of common stock           100,000,000        100,000        (34,000)             --          66,000

Income (loss) for the period             --             --             --        (102,795)       (102,795)
                               ------------   ------------    ------------    ------------   ------------

Balances at June 30, 2007       100,168,501   $    100,169   $ 12,113,463    $(12,248,341)   $    (34,709)
                               ============   ============    ============    ============   ============


(1)  As adjusted for a 1 for 500 reverse stock split in December 2006.


         The accompanying notes are an integral part of the consolidated financial statements.


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Period
                                                                              From
                                                                            March 7,
                                                                              2007
                                                                           (Inception
                                                                               of
                                                                           Dev. Stage)
                                                 Year Ended   Year Ended       To
                                                  June 30,     June 30,     June 30,
                                                    2006         2007         2007
                                                 ---------    ---------    ---------
Cash Flows From Operating Activities:
     Net income (loss)                           $     (99)   $(102,795)   $(102,180)

     Adjustments to reconcile net loss to
     net cash provided by (used for)
     operating activities:
          Compensatory stock issuances                  --        1,000        1,000
          Related party payables                        --       35,000       35,000
                                                 ---------    ---------    ---------
               Net cash provided by (used for)
               operating activities                    (99)     (66,795)     (66,180)
                                                 ---------    ---------    ---------


Cash Flows From Investing Activities:                   --           --           --
                                                 ---------    ---------    ---------

               Net cash provided by (used for)
               investing activities                     --           --           --
                                                 ---------    ---------    ---------


                          (Continued On Following Page)




    The accompanying notes are an integral part of the consolidated financial statements.

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                         (Continued From Previous Page)


                                                                                     Period
                                                                                      From
                                                                                    March 7,
                                                                                      2007
                                                                                   (Inception
                                                                                       of
                                                                                   Dev. Stage)
                                                          Year Ended  Year Ended       To
                                                           June 30,    June 30,     June 30,
                                                             2006        2007         2007
                                                          ----------   ---------   ---------
Cash Flows From Financing Activities:
          Sales of common stock                                   --      66,000      66,000
          Paid in capital                                         99       1,086         471
                                                          ----------   ---------   ---------
               Net cash provided by (used for)
               financing activities                               99      67,086      66,471
                                                          ----------   ---------   ---------

Net Increase (Decrease) In Cash                                   --         291         291

Cash At The Beginning Of The Period                               --          --          --
                                                          ----------   ---------   ---------

Cash At The End Of The Period                             $       --   $     291     $   291
                                                          ==========   =========   =========

Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------

None

Supplemental Disclosure
-----------------------

Cash paid for interest                                    $       --   $      --     $    --
Cash paid for income taxes                                $       --   $      --     $    --




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

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Products and services, geographic areas and major customers
-----------------------------------------------------------
The Company plans to generate revenue from the sale of salvaged marine treasure. Sales are anticipated to be to external customers, either domestic or foreign.

Recent Accounting Pronouncements
--------------------------------
In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Company has adopted the provisions of SFAS No. 156, which are effective in general for an entity's fiscal year beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In December 2006, the FASB issued SFAS No. 157 "Fair Value Measurements", to improve consistency and comparability in fair value measurements, and to expand related disclosures. The Company has adopted the provisions of SFAS No. 157, which are effective for financial statements for fiscal years beginning after November 15, 2007. The adoption did not have a material effect on the results of operations of the Company.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company at June 30, 2007 had $35,000 due to entities under common control for working capital advances. The Company uses a transfer agent controlled by a major shareholder. Fees paid to the transfer agent in fiscal year end 2007 were $759.

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. The Company's losses prior to 2005 were incurred primarily by a foreign subsidiary several years prior in an unrelated business. The Company believes these losses to have limited value for U.S. tax purposes. The Company's accrual of net operating loss carryforwards is from 2005 forward. At June 30, 2007 the Company had net operating loss carryforwards of approximately $103,000 which begin to expire in 2027. The deferred tax asset of $20,500 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 was $20,500.

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. COMMITMENTS

The Company in March 2007 entered into a joint venture agreement (the "Agreement") to fund a salvage and treasure recovery operation for certain specific projects. The Agreement calls for the Company to provide working capital of $17,000 per month from the date of the Agreement forward, plus $300,000 in funding 90 days from the initial date of trading of the Company's stock, plus additional amounts as earned under contract terms.

NOTE 5. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit which raise substantial doubt about the Company's ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.