Form 10KSB/A
period 2007-06-30
Marine Exploration Inc
filed 2008-03-14
CIK 1019654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

                                 FORM 10-KSB/A
                                 ______________


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

Legal and Political Issues

Marine assumes that governments, private concerns or insurance companies may claim rights to shipwrecks that are slated for search and recovery operations, so it works with a leading international maritime lawyer and policy expert to monitor international legal initiatives that might affect our projects on an ongoing basis. Based on this assumption, we undertake rigorous legal analyses to identify any potential roadblocks to a successful project.

In other cases, we may open the way for an immediate grant of title by a court of jurisdiction by arranging to purchase an insurance company's interest in a shipwreck and cargo.

When shipwreck search and recovery activities are slated to take place in countries' territorial, contiguous or exclusive economic zones we do everything possible to comply with verifiable applicable regulations and treaties. We research legal and political aspects of recoveries before initiating operations.

We take into account other factors, including the potential ramifications on the project of the UNESCO Convention for the Protection of Underwater Cultural Heritage. The Convention's cultural resource management guidelines and regulations, especially as they relate to archaeological practices, may restrict access to historical shipwrecks.

Major maritime governments such as the United States and United Kingdom have stated their intentions not to sign the Convention and, in most cases, the Convention does not impact operations in international waters. If we work in waters of countries who do abide by the convention, we will take Convention guidelines into account. The UNESCO Convention states that artifacts may not be sold but it does not prevent companies such as Marine from providing archaeological services, and we intend to provide such services in contracts with governments. The trade good we seek to recover include coins, bullion and gems, which are not artifacts of historical, archaeological or cultural significance and therefore likely not subject to the rule prohibiting sale.

As world interest in protecting underwater cultural heritage increases, Marine is poised to offer governments and international agencies the resources to help manage these resources at the same time it allows the public to benefit from the educational, scientific, historical and entertainment value of shipwreck exploration activities.

Competition
-----------
Marine's niche is deep-ocean archeological shipwreck exploration company. Close competitors include Oddssey Marine Exploration, Subsea Resources Ltd. (a UK Company), Sovereign Exploration Associates International Inc. and Admiralty Holding Company. Other entities may locate and recover a shipwreck on our project roster but Marine's research, sonar and deep-water ROV inspection projects, and high volume of recovery projects already in development form a strong foundation in our business strategy.

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

A variety of risk factors, including those stated in this Annual Report on Form 10-K, are pertinent to investors evaluating shipwreck recovery businesses, operations and financial condition. This section provides a summary of the major risks applicable to Marine, but it is not inclusive of all risks.

Summary

Risk Factors

     o    Shipwreck recovery is a high-risk business.
     o    Marine relies on data that may be unreliable.
     o    Marine may have limited access to raw materials.
     o    Natural hazards may affect our operations.
     o    Marine may not be able to establish rights to objects we recover.
     o    The market for recovered objects is unpredictable.
     o    Disposition or sale of recovered objects is unreliable.
     o Legal, political, and civil issues may interfere with recovery efforts.
     o There is always the potential that recovered objects can be stolen from us.
     o    There are competitors in shipwreck recovery.
     o There is the possibility that Marine is denied permission to conduct salvage operations.
     o Various factors affect the potential profitability of documentaries related to recoveries.
     o Marine may alter its business strategy or businesses, which may increase costs or otherwise affect the profitability of our businesses.
     o Marine's ability to raise capital to fund operations and capital expenditures is uncertain.
     o Financial covenants in our notes payable and revolving credit facility may restrict our operations or harm our financial condition.
     o Marine relies on key employees and faces competition in hiring and retaining qualified employees.
     o Marine's issuance of both Common and Preferred Share under the terms of our Articles of Incorporation may cause dilution.

     Shipwreck recovery is a high-risk business.

Investors should be aware that their investment in Marine is extremely speculative and high risk. Although we have access to substantial data related to potential recovery sites, its quality and reliability is uncertain. Even when projects are funded and permitted, there is always the potential that shipwrecks may not be located or, once located, will be found to have already been salvaged or may not yield valuable cargo. If valuable objects are found and recovered, the cost of recovery may exceed the value of the objects recovered or that private parties or governments will make claims to the objects. Finally, the market for recovered items is uncertain and there are no guarantees that they will yield high prices.

     Marine relies on data that may be unreliable.

Successful recovery projects are of course, first and foremost, dependent upon the data we obtain regarding a shipwreck location, contents and numerous other factors. By its nature, these data are based on assumptions, which may or may not be accurate, and are therefore imprecise, incomplete and unreliable.

     Marine may have limited access to raw materials.

Marine must create inventory by recovering valuable cargoes from shipwrecks. If our exploration and recovery efforts are unsuccessful we will not have sufficient inventory to sell.

     Natural hazards may affect our operations.

Weather, sea conditions and natural hazards can delay or force suspension of Marine's inherently difficult underwater recovery efforts. Operations are limited to certain months of the year and Marine cannot guarantee when or if Marine, or the entities with which we are affiliated, will be able to conduct search and recovery operations. Unexpected conditions at sea can adversely affect Marine operations, and our ability to operate themed attractions, at any time.

     Marine may not be able to establish rights to objects we recover.

We are affiliated with other persons and entities, both private and governmental, that may claim title to the shipwrecks we target for exploration. Even when we are successful in locating and recovering items, we cannot guarantee we will be able to establish our right to them if governmental entities, prior owners, or other attempted salvagers claim an interest. In such an event, we could incur significant expenditures without generating any revenue.

     The market for recovered objects is unpredictable.

The market price cannot be predicted in advance for items that are located and recovered, and for which rights are secured. Prices fluctuate with the highly volatile precious metals market. Marine also has no control over the volume and type of competing items on the market at any given time, which can affect prices.

     Disposition or sale of recovered objects is unreliable.

Selling items is an uncertain process and a viable market for artifacts and other recovered items cannot be guaranteed. Marine's cash flow can be adversely affected by delays in the disposition of recovered items.

     Legal, political, and civil issues may interfere with recovery efforts.

Marine cannot predict or control changes in the legal, political or civil landscape of governments, and these changes can restrict our access to shipwrecks and interfere with search and recovery operations.

     There is the potential that recovered objects can be stolen from us.

"Pirates" and poachers always present a risk to our operations. Thieves can steal items at sea, before or after recovery, and these thefts may not be adequately covered by insurance.

     There are competitors in shipwreck recovery.

We have identified a number of companies that compete with Marine and other competitors may emerge. There is always the risk that a competitor may locate and recover a shipwreck that we have targeted for recovery. Competitors may have more resources to devote to their projects than Marine does.

     There is the possibility that Marine is denied permission to conduct salvage operations.

In some cases, Marine must obtain proper title or permission to excavate certain wrecks. Governments and private entities to not always recognize and honor the title or permission we obtain.

     Various factors affect the potential profitability of documentaries related to recoveries.

One component of our business plan is to create themed attractions, whose success is subject to successful site selection, strong projections, and related issues. Our projections could be inaccurate and there are economic conditions out of our control that would affect profitability. Our themed attractions will be seasonal and face competition with other forms of entertainment.

     Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

We will adjust our business strategy as changes in the business environment require, and may incur costs in doing so. Marine's costs may increase and we may incur significant charges associated with the write-down of assets.

     Marine's ability to raise capital to fund operations and capital expenditures is uncertain.

While marine has successfully raised the necessary funds for our operation in the past, there is no assurance we can continue to do so. Our ability to generate cash flow depends on our ability to identify, recover and profitably dispose of high-value shipwrecks. We cannot guarantee that sales will generate enough cash flow to meet overall cash requirements. If cash flow is insufficient to meet our business requirements, we may raise additional capital through other financing activities.

         Financial covenants in our notes payable and revolving credit facility may restrict our operations or harm our financial condition.

Our notes payable and revolving credit facility contains financial and operating covenants that may restrict our operating activities. They include net worth requirements and other debt limitations. If we do not comply with any of the loan covenants, a default could result and our lenders could accelerate the timing of our payment obligations. This could negatively impact our business, operations, financial condition or liquidity.

     Marine relies on key employees and faces competition in hiring and retaining qualified employees.

Given the unique nature of our business, employees are vital to our success. Certain key managers and personnel would be difficult to replace. We do not have employment contracts with our key employees or maintain life insurance on them. Our success depends upon our ability to retain these key employees .

     Marine's issuance of both Common and Preferred Share under the terms of our Articles of Incorporation may cause dilution.

Our Articles of Incorporation authorize the issuance of preferred stock. Our Board of Directors establishes the terms, preference, rights and restrictions of the preferred stock and its decisions in this regard could discourage other persons from attempting to acquire control and thereby insulate incumbent management. It could be the case that the existence of corporate devices that would inhibit or discourage takeover attempts could negatively affect the market value of our common stock.

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

Overview

Marine Exploration, Inc., funds and finances archaeologically sensitive exploration and recovery of deep-water shipwrecks in the Caribbean Sea. Through our joint venture partner, Hispaniola Ventures, LLC, we take advantages of data regarding shipwrecks, cultivate political relationships and advance techniques for deep-ocean search and recovery. MEI is a Colorado corporation that was incorporated on March 7, 2007.

Our vision is to join with individuals and entities on the leading edge of deep-ocean shipwreck exploration, archeological excavation, education, entertainment, and marketing of shipwreck cargoes and related merchandise.

Business Segment

 We manage and evaluate the operating results of the business by and through our return on investments in one primary segment, shipwreck exploration.

Shipwreck Exploration - This segment handles deep-ocean shipwreck exploration and recovery, including marketing and sales of recovered artifacts, replicas, merchandise and media. Shipwreck Exploration departments are our joint venture partner, Hispaniola Ventures, LLC's marine operations, archaeology, conservation and research, sales and business development, and corporate administration.

Operational Update

MEI has financing in place to fund our joint venture partner, Hispaniola Ventures, LLC, shipwreck projects in various stages of development around the Caribbean Sea region. Additional information about some of these projects is set forth in our Form SB-2 Registration Statement. The operational update set forth below covers developments since our Form SB-2 was filed with the Securities and Exchange Commission.

In order to protect the identities of the targets of our joint venture partner, Hispaniola Ventures, LLC's intended search and recovery sites, we may delay disclosure of details of the projects until the shipwrecks are located and a plan to protect property rights is put into place.

Silver Bank Project

The Company, through our joint venture partner, Hispaniola Ventures, LLC, is working exclusively with the government of the Dominican Republic for exploration of at least one shipwreck.

Additional Projects

Marine plans to schedule operations to most effectively take advantage of funding opportunities available to us to sponsor our joint venture partner, Hispaniola Ventures, LLC's activities for further investigation and/or excavation of other sites. Scheduling will take into consideration such factors are weather, the legal and political climates or relevant states, and operational factors.

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

Off Balance Sheet Requirements
------------------------------
Marine does not engage in off-balance sheet financing arrangements and has no interest in limited purpose entities such as special purpose entities (SPEs) and structured finance entities.

Indemnification Provisions
--------------------------
Marine's bylaws, consulting and employment agreements include indemnify provisions whereby Marine indemnifies its officers and directors for certain events arising as a result of the officer's or director's service in such capacity. The indemnification agreement applies for the duration of the officer's or director's employment with Marine. The maximum potential amount of payments Marine could be required to make under these indemnification agreements is unlimited.

Critical Accounting Estimates
-----------------------------
Marine prepares its financial statements in accordance with generally accepted U.S. accounting practices. Our analysis of our financial position and results of operations is based upon the financial statements, estimates and judgments (see Note A to the Financial Statements). Critical accounting estimates provided reflect significant judgment and uncertainties. We have identified the following critical accounting estimates and discussed the development, selection and disclosure of these policies with our audit committee.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Loss resulting from changes in interest rates, currency exchange rates, commodity prices and equity prices constitute market risk. Marine does believe it has material market risk exposure and Marine has not entered into market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------
Marine maintains disclosure controls and procedures to ensure that information we are required to disclose to the SEC is recorded, processed, summarized and reported in a timely way. Under the supervision and with the participation of our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and other management, Marine evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Marine has concluded that the Company's disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file timely with the SEC.

Internal Controls over Financial Reporting
------------------------------------------
This report's Financial Statement Section contains management's report on our internal controls over financial reporting. That section also contains, the Independent Registered Public Accounting Firm's attestation report on management's assessment of the effectiveness of our internal control over financial reporting.

There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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




Date: March 13, 2008                     MARINE EXPLORATION, INC.


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