Form 10QSB/A
period 2007-09-30
Marine Exploration Inc
filed 2008-03-14
CIK 1019654

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                  Sept. 30, 2007
                                                                   ------------

ASSETS

     Current assets
           Cash                                                    $        120
                                                                   ------------
                  Total current assets                                      120
                                                                   ------------

     Total Assets                                                  $        120
                                                                   ============

LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities
           Notes payable - related party                           $     84,300
           Interest payable                                               5,256
                                                                   ------------
                  Total current liabilities                              89,556
                                                                   ------------

     Total Liabilities                                                   89,556
                                                                   ------------
     Stockholders' Equity
           Preferred stock, $.001 par value;
               1,000,000 shares authorized;
               none issued or outstanding                                    --
           Common stock, $.001 par value;
               500,000,000 shares authorized;
               100,168,501 shares issued
               and outstanding                                          100,169
           Additional paid in capital                                12,113,463
           Accumulated deficit (including                          $    156,907
              accum. during the development stage) (12,303,068)
                                                                   ------------

     Total Stockholders' Equity                                         (89,436)
                                                                   ------------

     Total Liabilities and Stockholders' Equity                    $        120
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

Overview

     Marine Exploration, Inc., conducts archaeologically sensitive exploration and recovery of deep-water shipwrecks. Through our joint venture partner, Hispaniola Ventures, LLC, we take advantage of data regarding shipwrecks, cultivate political relationships and advance techniques for deep-ocean search and recovery. MEI is a Colorado corporation that was incorporated on March 7, 2007.

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


Operational Update

     MEI's projects are under way worldwide and in various stages of their development. Additional information about some of these projects is set forth in our Form SB-2 Registration Statement. The operational update set forth below covers developments since our Form SB-2 was filed with the Securities and Exchange Commission.

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

     We have had no revenue from any operations either in the period from inception to September 30, 2007, or in the three month period ended September 30, 2007. Discussion of Cash Flows

     Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and proceeds contributed by our shareholders from our recent borrowing will satisfy our working capital requirements for fiscal year 2008. However, we anticipate we will continue to incur net losses throughout fiscal year 2008. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. At the present time we cannot determine how long that process may take us. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital in fiscal year 2008. Our past success in raising funds is not an accurate predictor for future success.

Off Balance Sheet Requirements

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


                                        MARINE EXPLORATION, INC.

Date: March 13, 2008
                                        By  /s/ Miguel Thomas Gonzalez
                                            ----------------------------
                                            Chief Financial Officer and
                                            Authorized Officer