Form 10QSB/A
period 2007-12-31
Marine Exploration Inc
filed 2008-03-14
CIK 1019654

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  _____________

                                  FORM 10-QSB/A
                                  _____________

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

     Through our joint venture partner, Hispaniola Ventures, LLC, our vision is to join with individuals and entities on the leading edge of deep-ocean shipwreck exploration, archeological excavation, education, entertainment, and marketing of shipwreck cargoes and related merchandise.

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