Form 10QSB
period 2008-03-31
Marine Exploration Inc
filed 2008-05-02
CIK 1019654

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                   FORM 10-QSB
                                 --------------


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2008

                                       or

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

Large accelerated filer:      Accelerated filer:      Non-accelerated filer: [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): YES  [_]   NO [X]

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of March 31, 2008 was 100,168,501.

          Table of Contents
                                                                        Page No.
                                                                       --------
Part I:   Financial Information                                           2

Item 1.   Financial Statements:                                           2

          Consolidated Balance Sheet - as of March 31, 2008.              2

          Consolidated Statements of Cash Flows, Nine Months
          Ended March 31, 2008, and Inception to
          March 31, 2008.                                                 4

          Notes to Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     11

Item 4.   Controls and Procedures                                        11

Part II:  Other Information                                              12

Item 1.   Legal Proceedings                                              12

Item 1A.  Risk Factors                                                   12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    12

Item 3.   Defaults Upon Senior Securities                                12

Item 4.   Submission of Matters to a Vote of Security Holders            12

Item 5.   Other Information                                              13

Item 6.   Exhibits                                                       13

Signatures                                                               13

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                      March 31,
                                                                        2008
                                                                   ------------
                                     ASSETS

Current assets
      Cash                                                         $        142
                                                                   ------------
             Total current assets                                           142
                                                                   ------------

Total Assets                                                       $        142
                                                                   ============


                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                             $      9,211
      Accounts payable - related party                                  342,293
      Notes payable - related party                                      84,300
      Notes payable                                                     910,400
      Interest payable                                                   15,651
      Stock subscriptions payable                                         3,000
      Warrant subscriptions payable                                     114,559
                                                                   ------------
             Total current liabilties                                 1,479,414
                                                                   ------------

Total Liabilities                                                     1,479,414
                                                                   ------------

Stockholders' Equity
      Preferred stock, $.001 par value;
          1,000,000 shares authorized;
          none issued or outstanding                                         --
      Common stock, $.001 par value;
          500,000,000 shares authorized;
          100,168,501 shares issued
          and outstanding                                               100,169
      Additional paid in capital                                     12,113,463
      Accumulated deficit (including                               $  1,546,743
         accum. during the development stage)                       (13,692,904)
                                                                   ------------

Total Stockholders' Equity                                           (1,479,272)
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $        142
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


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Period From
                                                                      March 7, 2007
                                                                      (Inception of
                                   Three Months      Nine Months        Dev. Stage)
                                      Ended             Ended               To
                                  March 31, 2008    March 31, 2008    March 31, 2008
                                  --------------    --------------    --------------
Revenues                          $           --    $           --    $           --
                                  --------------    --------------    --------------
                                              --                --                --
                                  --------------    --------------    --------------
Operating expenses:
     General and administrative          769,241           997,455         1,099,635
                                  --------------    --------------    --------------

Gain (loss) from operations             (769,241)         (997,455)       (1,099,635)
                                  --------------    --------------    --------------
Other income (expense):
     Refunds                                 743               743
     Interest expense                   (439,966)         (447,851)         (447,851)
                                  --------------    --------------    --------------
                                        (439,966)         (447,108)         (447,108)
                                  --------------    --------------    --------------
Income (loss) before
     provision for income taxes       (1,209,207)       (1,444,563)       (1,546,743)

Provision for income tax                      --                --                --
                                  --------------    --------------    --------------

Net income (loss)                 $   (1,209,207)   $   (1,444,563)   $   (1,546,743)
                                  ==============    ==============    ==============

Net income (loss) per share
(Basic and fully diluted)         $        (0.01)   $        (0.01)
                                  ==============    ==============

Weighted average number of
common shares outstanding            100,168,501       100,168,501
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


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Period From
                                                                      March 7, 2007
                                                                      (Inception of
                                                         Nine Months   Dev. Stage)
                                                           Ended           To
                                                          March 31,     March 31,
                                                            2008           2008
                                                         -----------    -----------
Cash Flows From Operating Activities:
     Net income (loss)                                   $(1,444,563)   $(1,546,743)

     Adjustments to reconcile net loss to net
     cash provided by (used for) operating activities:
          Compensatory stock issuances                         1,000
          Accounts payable                                     9,211          9,211
          Related party payables                             342,293        342,293
          Interest payable                                    15,651         15,651
          Interest expense - notes payable
              face amount increases                          432,200        432,200
          Stock subscriptions payable                          3,000          3,000
          Warrant subscriptions payable                      114,559        114,559
                                                         -----------    -----------
              Net cash provided by (used for)
               operating activities                         (527,649)      (628,829)
                                                         -----------    -----------


Cash Flows From Investing Activities:                             --             --
                                                         -----------    -----------

              Net cash provided by (used for)
               investing activities                               --             --
                                                         -----------    -----------

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

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                         (Continued From Previous Page)

                                                                    Period From
                                                                   March 7, 2007
                                                                   (Inception of
                                                      Nine Months   Dev. Stage)
                                                        Ended           To
                                                       March 31,     March 31,
                                                         2008           2008
                                                      -----------    -----------
Cash Flows From Financing Activities:
          Sales of common stock                           66,000
          Paid in capital                                    471
          Notes payable - borrowings                     627,500        662,500
          Notes payable - payments                      (100,000)      (100,000)
                                                       ---------      ---------
              Net cash provided by (used for)
               financing activities                      527,500        628,971
                                                       ---------      ---------

Net Increase (Decrease) In Cash                             (149)           142

Cash At The Beginning Of The Period                          291             --
                                                       ---------      ---------

Cash At The End Of The Period                          $     142      $     142
                                                       =========      =========


Schedule Of Non-Cash Investing And Financing Activities

In fiscal year end 2008 the Company converted $35,000 in related party payables to notes payable, and gave note payable holders
$432,200 in note face amount increases as interest compensation for amounts lent.

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

     Shipwreck Exploration - This segment handles all deep-ocean shipwreck exploration and recovery, including marketing and sales of recovered artifacts, replicas, merchandise and media. Shipwreck Exploration departments are our joint venture partner, Hispaniola Ventures, LLC's marine operations, archaeology, conservation and research, sales and business development, and corporate administration.

Operational Update

     MEI has financing in place to fund our joint venture partner, Hispaniola Ventures, LLC's shipwreck projects in various stages of development around the Caribbean Sea region. Additional information about some of these projects is set forth in our Form SB-2 Registration Statement. The operational update set forth below covers developments since our Form SB-2 was filed with the Securities and Exchange Commission.

     In order to protect the identities of the targets of our joint venture partner, Hispaniola Ventures, LLC's planned search or recovery sites, we may delay disclosure of details of the projects until the shipwrecks are located and a plan to protect property rights is put into place.

Silver Bank Project

     The Company, through our joint venture partner, Hispaniola Ventures, LLC, is working exclusively with the government of the Dominican Republic for exploration of at least one shipwreck.

Additional Projects

     Marine plans to schedule operations to most effectively take advantage of funding opportunities available to us to sponsor our joint venture partner, Hispaniola Ventures, LLC's activities for further investigation and/or excavation of other sites. Scheduling will take into consideration such factors as weather, the legal and political climates or relevant states, and operational factors.

Critical Accounting Policies and Changes to Accounting Policies

     There have been no material changes in our critical accounting estimates since June 6, 2007, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations, Liquidity and Capital Resources

     The Company has limited cash on hand as of March 31, 2008 and its primary asset is its joint venture agreement with Hispaniola Ventures, LLC. Its Current Liabilities include Notes Payable of $84,300 and $910,400, totaling $994,700 from the period of inception through March 31, 2008, and totaling $994,700 for the nine months ended March 31, 2008. Interest Payable on the Notes is $15,651 as of March 31, 2008.

     The Company has 100,168,501 shares of $.001 par value common stock issued and outstanding, and a negative Stockholder's Equity of $1,479,272 as of March 31, 2008.

Nine months ended March 31, 2008 compared to period of Inception to March 31,
2007

     We were formed on March 7, 2007, and we refer to this date as the date of inception of the Company. We have a net loss of $1,209,207 for the three month period ended March 31, 2008. This compares to a net loss of $1,444,563 for the nine month period ended March 31, 2008, and a net loss of $1,546,743 for the period of March 7, 2007, to March 31, 2008. We had no compensatory stock issuances for the nine months ended March 31, 2008, compared to compensatory stock issuances of $1,000 from March 7, 2007. We have had interest expense of $439,966 for the three month period ended March 31, 2008, which brings our interest expense total to $447,851 since March 7, 2007 through March 31, 2008.

     We have used since March 7, 2007, the amount of $628,829 for operating activities. Of this total, we have used $527,649 for operating activities in the nine month period ended March 31, 2008.

     We have had no revenue from any operations either in the period from inception to March 31, 2008, or in the nine month period ended December 31, 2007.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Loss resulting from changes in interest rates, currency exchange rates, commodity prices and equity prices constitute market risk. Marine does not believe it has material market risk exposure and Marine has not entered into market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4.    CONTROLS AND PROCEDURES

     Marine maintains a set of disclosure controls and procedures to ensure that information we are required to disclose to the SEC is recorded, processed, summarized and reported in a timely way. Under the supervision and with the participation of our Chief Executive Officer ("CEO") and other management, Marine evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Marine has concluded that the Company's disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file timely with the SEC.

                           PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

     On February 28, 2008, the Company announced that it had been named as a defendant in an interpleader action commenced by its stock transfer agent. The lawsuit arises from the sale of restricted shares and the attempted transfer of a stock certificate held by the selling shareholder, which was named as a defendant also. This event has lead to the filing of two other related lawsuits, one in federal district court in Denver, commenced by the Company against the selling shareholder and the second by the selling shareholder against the Company in federal district court in Miami. While all three actions remain pending, the Company does not believe that their prosecutions and resolutions will have a material effect on the Company's finances.

     The Company may become subject to claims and suits that arise from time to time in the ordinary course of business, as well.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

     There were no unregistered sales of equity securities by the Company during the nine months ended March 31, 2008, that have not been reported in a Current Report on Form 8-K.

ITEM 3.    Defaults Upon Senior Securities. None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

     On July 1, 2007, the Company held an Annual Meeting of Shareholders at which Miguel Thomas Gonzalez was elected as the sole member of the Board of Directors. Mr. Gonzalez was the only nominee and received essentially 100 percent of the votes cast.

ITEM 5.    Other Information

     On April 7, 2008, the Board of Directors appointed Robert Stevens as Vice President for Financial Communication and appointed Paul Enright as Vice President for Business Development.

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



Date: May 1, 2008                        MARINE EXPLORATION, INC.


                                         By  /s/ Miguel Thomas Gonzalez
                                             ----------------------------
                                             Chief Financial Officer and
                                             Authorized Officer