Form 10-K
period 2008-06-30
Marine Exploration Inc
filed 2008-09-29
CIK 1019654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                                 --------------


(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED June 30, 2008

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-24637


                            MARINE EXPLORATION, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                    26-1878284
            --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)


             535 Sixteenth Street, Suite 820, Denver, Colorado 80202
             -------------------------------------------------------
                    (Address of principal executive offices)


                                  303 459 2485
                                  ------------
               (Registrant's telephone number including area code)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [_] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the shares of voting stock held by non-affiliates of Marine Exploration, Inc. as of June 20, 2008 approximated $4,516,650.00.

As of June 30, 2008, the Registrant had 105,923,501 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

                                TABLE OF CONTENTS
                                                                            Page

PART I

Item 1.      Business.........................................................1

Item 1A.     Risk Factors.....................................................3

Item 1B.     Unresolved Staff Comments........................................5

Item 2.      Properties.......................................................5

Item 3.      Legal Proceedings................................................5

Item 4.      Submission of Matters to a Vote of Security Holders..............6

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities .............6

Item 6.      Selected Financial Data..........................................6

Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................7

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......10

Item 8.      Financial Statements and Supplementary Data......................10

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................11

Item 9A.     Controls and Procedures..........................................11

Item 9B.     Other Information................................................11

PART III

Item 10.     Directors and Executive Officers and Corporate Governance .......11

Item 11.     Executive Compensation...........................................12

Item 12.     Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................13

Item 13.     Certain Relationships and Related Transactions, and Director
               Independence...................................................14

Item 14.     Principal Accounting Fees and Services...........................14

PART IV

Item 15.     Exhibits and Financial Statement Schedules.......................16

SIGNATURES....................................................................17

                           FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Marine Exploration, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

                                     PART I

ITEM 1.     BUSINESS

Marine Exploration, Inc. ("we," "us," "our," the "Company" or "Marine") was originally incorporated in the State of Delaware on June 27, 1996 under the name Jenkon International, Inc. We changed our name in May 2000 to Multimedia KID, Inc., and again in August 2006 to Syco, Inc. In April 2007, we reorganized as a Colorado corporation and changed our name to Marine Exploration, Inc.

On May 11, 2007, in an acquisition classified as a transaction between parties under common control, we acquired all the outstanding common shares of Marine Exploration International, Inc. wherein we issued 100,100,000 shares of our common stock for an equal number of common shares of Marine Exploration International, Inc.,, making Marine Exploration International, Inc. a wholly owned subsidiary of our Company. Marine Exploration International, Inc. was incorporated in the State of Nevada on March 7, 2007 to engage in marine treasure hunting expeditions. We commenced our new business of marine treasure hunting in March 2007, but have not yet generated significant revenues.

Our current operations are limited to providing funding to, and making approved capital expenditures for, our Joint Venture Partner, Hispaniola Ventures, LLC ("Hispaniola"). It is Hispaniola that will engage in the actual search for, diving to, and recovery of, the cargo and artifacts. Neither we nor Hispaniola have yet begun operations. In the roles just described, and pursuant to our Joint Venture Agreement (the "JV Agreement"), we intend to pursue recovery of two vessels we call Operation Mystery Galleon and Operation Abrojos which includes, without limitation, an operation to the Serranilla and Bajo Nuevo Banks in the Caribbean Sea in attempts to recover treasure from a Spanish Galleon (Mystery Galleon) and, an operation to the South Reef on the Silver Bank, North of the Dominican Republic to recover treasure from an English Corsair (Abrojos).

We have no commitments for funding from any of sources, there is no obligation on the part of any individual or entity to loan us money and there is no guarantee that we will be able to borrow money or will be successful in selling our securities to raise money. We cannot assure you that our business plan will ever be implemented. See Part I, Item 1A, "Risk Factors and Part II, Item 7, Management's Discussion - Liquidity and Capital Resources."

Underwater search and recovery is time-consuming and expensive. Aside from having to pay for research and permits, special equipment is often needed to find and map the shipwreck site and recover the cargo and artifacts. The cargo may have little or no value, and other countries or individuals may claim ownership to it, leading to protracted legal actions. We cannot guarantee that we will be successful in finding valuable artifacts and cargo, or if we do, that we will be entitled to keep what we find. See Part I, Item 1A, "Risk Factors."

We anticipate that we will need approximately $1,690,600 over the next 12 months to implement our business plan. We intend to fund this capital need through loans from existing stockholders or other investors. All of this funding goes directly to our JV Partner, Hispaniola Ventures, LLC. We do not allocate any of the funds for breakdown, nor do we purchase any of the equipment used for this activity. We simply fund the project and receive twenty-five percent of the gross proceeds derived from these operations, in the event that there are any gross proceeds to distribute from the Joint Venture. Thus we are unable to discern how our funds will be applied by Hispaniola Ventures. However, it is reasonable to presume that portions will be used by it to pay general and administrative expenses, for the purchase of equipment, to obtain licenses and permits and to charter or lease marine equipment and services. Any remaining balance of the funds will be held in reserve and used by it for business purposes. See Part I, Item 1A, "Risk Factors." Typically, fifty percent of the proceeds derived from the recovery must be paid to the government in whose waters the treasure is recovered. The next twenty-five percent will be received by Hispaniola. The remainder will be received by us.

We have no commitments for funding from any sources, there is no obligation on the part of any individual or entity to loan us money and there is no guarantee that we will be able to borrow money or will be successful in selling our securities to raise money. We cannot assure you that our business plan will ever be implemented. See Part I, Item 1A, "Risk Factors and Part II, Item 7, Management's Discussion - Liquidity and Capital Resources."

On June 6, 2007 we filed a registration statement with the US Securities and Exchange Commission on Form SB-2. Our registration statement became effective on September 14, 2007, wherein we did register an aggregate of 30,030,000 shares of our Common Stock. Also, as a result of this registration statement we became a reporting company pursuant to the Securities Exchange Act of 1934, as amended.

In fiscal year 2008 we issued 130,000 common shares for consulting services valued at $19,100, and 5,625,000 common shares, valued at $638,000, as additional compensation for amounts borrowed under notes payable. See "Part II,
Item 7 Management's Discussion - Liquidity and Capital Resources." Share valuation was based on the market price of our common stock on the date of issuance. We also recorded a stock subscription payable of $500,000 based on 5,000,000 owed but unissued common shares, also incurred as additional compensation for a note payable.


During our fiscal year ended June 30, 2008, we granted 3,408,334 common stock warrants as additional compensation under borrowings, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at prices from $0.01 - $0.33 per share with the warrant terms expiring in 2012 and 2013. As of June 30, 2008, all of these warrants remained outstanding. The fair value of these warrant grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.6 - 3.7%, dividend yield of 0%, expected lives ranging from 4 to 4.5 years, volatility from 142 - 144%. We recorded total compensation expense under warrant issuances of $653,899 in fiscal year 2008. See "Part II, Item 8, Financial Statements" and notes thereto.

GOVERNMENT REGULATIONS

Our management assumes that governments, private concerns or insurance companies may claim rights to shipwrecks that are slated for search and recovery operations, so we work with a leading international maritime lawyer and policy expert to monitor international legal initiatives that might affect our projects on an ongoing basis. Based on this assumption, we undertake rigorous legal analyses to identify any potential roadblocks to a successful project. In other cases, we may open the way for an immediate grant of title by a court of jurisdiction by arranging to purchase an insurance company's interest in a shipwreck and cargo.

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

As world interest in protecting underwater cultural heritage increases, we believe we are poised to offer governments and international agencies the resources to help manage these resources at the same time it allows the public to benefit from the educational, scientific, historical and entertainment value of shipwreck exploration activities.

COMPETITION

Our competitors include Odyssey Marine Exploration, Subsea Resources Ltd. (a UK company), Sovereign Exploration Associates International Inc. and Admiralty Holding Company. Each of these entities may have greater resources, including financial and otherwise, than we currently have available.

EMPLOYEES

As of June 30, 2008, we had 3 full-time employees, all of whom are members of our management. Mr. Gonzalez is our sole salaried employee as of the date of this report. None of our employees are members of a union. We do not anticipate that we will need to retain any additional employees in the future.

ITEM 1A.    RISK FACTORS

A variety of risk factors, including those stated in this Annual Report on Form 10-K, are pertinent to investors evaluating shipwreck recovery businesses, operations and financial condition. This section provides a summary of the major risks applicable to Marine, but it is not inclusive of all risks.

SUMMARY

RISK FACTORS

     o    Shipwreck recovery is a high-risk business.
     o    Marine relies on data that may be unreliable.
     o    Marine may have limited access to raw materials.
     o    Natural hazards may affect our operations.
     o    Marine may not be able to establish rights to objects we recover.
     o    The market for recovered objects is unpredictable.
     o    Disposition or sale of recovered objects is unreliable.
     o Legal, political, and civil issues may interfere with recovery efforts.
     o There is always the potential that recovered objects can be stolen from us.
     o    There are competitors in shipwreck recovery.
     o There is the possibility that Marine is denied permission to conduct salvage operations.
     o Various factors affect the potential profitability of documentaries related to recoveries
     o Marine may alter its business strategy or businesses, which may increase costs or otherwise affect the profitability of our businesses.
     o Marine's ability to raise capital to fund operations and capital expenditures is uncertain.
     o Financial covenants in our notes payable and revolving credit facility may restrict our operations or harm our financial condition.
     o Marine relies on key employees and faces competition in hiring and retaining qualified employees.
     o Marine's issuance of both Common and Preferred Share under the terms of our Articles of Incorporation may cause dilution.

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

     Given the unique nature of our business, employees are vital to our success. Certain key managers and personnel would be difficult to replace. We do not have employment contracts with our key employees or maintain life insurance on them. Our success depends upon our ability to retain these key employees.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We maintain our offices at 535 Sixteenth Street, Suite 820, Denver, Colorado 80202, telephone (303) 459 2485, which consists of 2272 square feet of executive office space. Our offices are provided at no cost by Technology Partners, LLC, a shareholder of our Company pursuant to an oral agreement. We believe this arrangement will meet our needs and continue for the foreseeable future. We have no other properties.

ITEM 3.     LEGAL PROCEEDINGS

As of June 30, 2008, Marine Exploration, Inc has been involved in two lawsuits. Case number 08-cv-00632-LTB-MEH filed in Colorado jurisdiction and Case number 1:08-cv-20849-ASG filed in Florida. Both actions have been settled out of court

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the OTC Pink Sheets under the symbol "MEXP." The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.
                                                      Bid Price
Quarter Ended                                     High          Low
-------------                                   --------      -------
June 30, 2008                                   $   0.34      $  0.07
March 31, 2008                                  $   1.05      $  0.03
December 31, 2007                               $   2.50      $  0.88
September 30, 2007                              $   1.01      $  1.01
June 30, 2007                                   $   1.01      $  1.01

March 31, 2007                                  $   1.01      $  1.01
December 31, 2                                  $   6.00      $  0.15
September 30,                                   $   0.15      $  0.05
June 30, 2006                                   $   7.50      $  0.05


As of June, 30 2008, the closing bid price of our Common Stock was $0.15.

As of the date of this Report there were 105,923,501 shares of our Common Stock issued and outstanding, held by 221 shareholders, not including those shareholders who hold their shares in "street name."

DIVIDENDS

Holders of the Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our Common or Preferred Stock and none are anticipated in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes to those statements included in "Item 8, Financial Statements and Supplementary Data" and with "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected financial data has been derived from our audited and unaudited, reviewed financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on, our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW

Marine Exploration, Inc. ("we," "us," "our," the "Company" or "Marine") was originally incorporated in the State of Delaware on June 27, 1996 under the name Jenkon International, Inc. We changed our name in May 2000 to Multimedia KID, Inc., and again in August 2006 to Syco, Inc. In April 2007, we reorganized as a Colorado corporation and changed our name to Marine Exploration, Inc.

On May 11, 2007, in an acquisition classified as a transaction between parties under common control, we acquired all the outstanding common shares of Marine Exploration International, Inc. wherein we issued 100,100,000 shares of our common stock for an equal number of common shares of Marine Exploration International, Inc.,, making Marine Exploration International, Inc. a wholly owned subsidiary of our Company. Marine Exploration International, Inc. was incorporated in the State of Nevada on March 7, 2007 to engage in marine treasure hunting expeditions. We commenced our new business of marine treasure hunting in March 2007, but have not yet generated significant revenues.

Our current operations are limited to providing funding to, and making approved capital expenditures for, our Joint Venture Partner, Hispaniola Ventures, LLC ("Hispaniola"). It is Hispaniola that will engage in the actual search for, diving to, and recovery of, the cargo and artifacts. In the roles just described, and pursuant to our Joint Venture Agreement (the "JV Agreement"), we intend to pursue recovery of two vessels we call Operation Mystery Galleon and Operation Abrojos which includes, without limitation, an operation to the Serranilla and Bajo Nuevo Banks in the Caribbean Sea in attempts to recover treasure from a Spanish Galleon (Mystery Galleon) and, an operation to the South Reef on the Silver Bank, North of the Dominican Republic to recover treasure from an English Corsair (Abrojos). Marine Exploration Inc and Hispaniola Ventures LLC are currently undergoing preliminary operations in preparation for launching Missions "Operation Mystery Galleon" and "Operation Abrojos", which include the end stages of capital formation, equipment purchasing, research, mission planning, crew training, and marine vessel restoration.

Our vision is to join with individuals and entities on the leading edge of deep-ocean shipwreck exploration, archeological excavation, education, entertainment, and marketing of shipwreck cargoes and related merchandise.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years ended June 30, 2008 and 2007

During our fiscal years ended June 30, 2008 and 2007 we did not generate any revenues. We have a net loss of $3,446,889 from inception period, to June 30, 2008. This compares to a net loss of $3,344,709 for the period of June 30, 2007, to June 30, 2008, and a net loss of $102,795 for the year ended June 30, 2007. We had compensatory stock issuances of $657,100 from June 30, 2007 to June 30, 2008, compared to $1,000 from inception (March 7, 2007) to June 30, 2007. We have had interest payable of $14,943 for the period ended June 30, 2008, which brings our interest payable total to $22,085 since December 31, 2007. Since March 7, 2007 we have incurred $893,392 for operating activities. Of this total, we have used $66,795 for operating activities in the year end period of June 30, 2007, and $827,212 for the year end period of June 30, 2008.

Because we have not generated any revenues from operations, following is our Plan of Operation.

PLAN OF OPERATION
We anticipate that we will need approximately $1,690,600 over the next 12 months to implement our business plan. We intend to fund this capital need through loans from existing stockholders or other investors. Most of this funding goes directly to our JV Partner, Hispaniola Ventures, LLC.

 We do not allocate any of the funds for breakdown, nor do we purchase any of the equipment used for this activity. We simply fund the project and receive twenty-five percent of the gross proceeds derived from these operations, in the event that there are any gross proceeds to distribute from the Joint Venture. Thus we are unable to discern how our funds will be applied by Hispaniola Ventures. However, it is reasonable to presume that portions will be used by it to pay general and administrative expenses, for the purchase of equipment, to obtain licenses and permits and to charter or lease marine equipment and services.

Any remaining balance of the funds will be held in reserve and used by it for business purposes. See Part I, Item 1A, "Risk Factors." Typically, fifty percent of the proceeds derived from the recovery must be paid to the government in whose waters the treasure is recovered. The next twenty-five percent will be received by Hispaniola. The remainder will be received by us.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008 we had $179 in cash and cash equivalents.
Our current liabilities include notes payable of $1,380,500 to non-related parties and $84,300 to related parties at June 30, 2008. Interest payable on all notes at June 30, 2008 was $22,085. During our fiscal year ended June 30, 2008 we borrowed $950,800 under notes payable with a face amount of $1,553,500. The difference between the face amount of the notes and the cash received, $602,700, is amortized to interest expense over the life of the notes. Total amortized interest expense under these notes in fiscal year 2008 was $246,478, leaving an unexpensed note discount at June 30, 2008 of $356,222. One of the notes also bears interest at 7.81% per annum on $300,000 and calls for minimum bi-monthly interest payments of $976. The amount of these notes remaining outstanding at June 30, 2008 was $1,380,500, with due dates from January 2009 through May 2009. All but $65,000 of the notes are secured by all our assets. The notes have no provision for face amount reduction upon prepayment before the due dates.

Total interest expense in fiscal year 2008 under all notes payable was $270,516, with accrued interest payable at June 30, 2008 of $22,085. Total required note principal payments in fiscal year 2009 are $1,464,800.

At June 30, 2008 we had related party loans of $338,693. Operations have been funded to date by loans from stockholders. Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and proceeds contributed by our shareholders from our recent borrowing will satisfy our working capital requirements for fiscal year 2009. However, we anticipate we will continue to incur net losses throughout fiscal year 2009. Our ability to generate net income in future periods is dependent upon the success of our ability to provide funding to our joint venture partner, Hispaniola Ventures, LLC to enable its recovery and monetizing high-value shipwrecks. At the present time we cannot determine how long that process may take us. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital in fiscal year 2008. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

We anticipate that we will need approximately $1,690,600 over the next 12 months to implement our business plan. While we have nothing in writing confirming any obligation to do so, we expect to fund this capital need through loans from existing stockholders or other investors. There are no assurances that we will receive these funds and our failure to obtain the necessary funding will jeopardize the successful implementation of our business plan. If raised, all of this funding will go directly to our JV Partner, Hispaniola Ventures, LLC. We do not allocate any of the funds for breakdown, nor do we purchase any of the equipment used for this activity. We simply fund the project and receive twenty-five percent of the gross proceeds derived from these operations, in the event that there are any gross proceeds to distribute from the Joint Venture, of which there can be no assurance. Therefore, we have no control over how these funds are spent and are unable to discern how our funds will be applied by Hispaniola Ventures. However, we expect that portions will be used by it to pay general and administrative expenses, for the purchase of equipment, to obtain licenses and permits and to charter or lease marine equipment and services. Any remaining balance of the funds will be held in reserve and used by it for business purposes. See Part I, Item 1A, "Risk Factors." Typically, fifty percent of the proceeds derived from the recovery must be paid to the government in whose waters the treasure is recovered. The next twenty-five percent will be received by Hispaniola. The remainder will be received by us.

Based upon our current expectations, we believe our cash and cash equivalents and proceeds contributed by our shareholders from our recent borrowing will satisfy our working capital requirements for fiscal year 2009. However, we anticipate we will continue to incur net losses throughout fiscal year 2009. Our ability to generate net income in future periods is dependent upon the success of our ability to provide funding to our joint venture partner, Hispaniola Ventures, LLC, to enable its recovery and monetizing high-value shipwrecks. At the present time we cannot determine how long that process may take us. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital in fiscal year 2009. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

We do not engage in off-balance sheet financing arrangements and have no interest in limited purpose entities such as special purpose entities (SPEs) and structured finance entities.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended June 30, 2008.

CRITICAL ACCOUNTING POLICIES AND CHANGES TO ACCOUNTING POLICIES

There have been no material changes in our critical accounting estimates since June 6, 2007, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Critical Accounting Estimates
-----------------------------

We prepare our financial statements in accordance with generally accepted U.S. accounting practices. Our analysis of our financial position and results of operations is based upon the financial statements, estimates and judgments (see Note A to the Financial Statements). Critical accounting estimates provided reflect significant judgment and uncertainties. We have identified the following critical accounting estimates and discussed the development, selection and disclosure of these policies with our audit committee.

Contractual Obligations
-----------------------

There are no new FASB pronouncements which affect Marine Exploration, Inc.

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

                            MARINE EXPLORATION, INC.

                          (A Development Stage Company)



                        CONSOLIDATED FINANCIAL STATEMENTS



                             June 30, 2007 and 2008

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Marine Exploration, Inc.

Denver, Colorado

I have audited the accompanying consolidated balance sheets of Marine Exploration, Inc. (a development stage company) as of June 30, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from March 7, 2007 (inception of the development stage) through June 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.


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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Exploration, Inc. as of June 30, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from March 7, 2007 (inception of the development stage) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

/s/ Ronald R. Chadwick, P.C.
----------------------------
August 14, 2008
RONALD R. CHADWICK, P.C.

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                      June 30,       June 30,
                                                        2007           2008
                                                   ------------    ------------

ASSETS

   Current assets
         Cash                                      $        291    $        179
                                                   ------------    ------------
           Total current assets                             291             179
                                                   ------------    ------------

   Total Assets                                    $        291    $        179
                                                   ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY

   Current liabilities
         Accounts payable                          $         --    $     99,242
         Accounts payable - related party                35,000         338,693
         Notes payable - related party                       --          84,300
         Notes payable                                       --       1,380,500
         Interest payable                                    --          22,085
         Unexpensed note discount                            --        (356,222)
         Stock subscriptions payable                         --         500,000
                                                   ------------    ------------
           Total current liabilities                     35,000       2,068,598
                                                   ------------    ------------

   Total Liabilities                                     35,000       2,068,598
                                                   ------------    ------------

   Stockholders' Equity
         Preferred stock, $.001 par value;
           1,000,000 shares authorized;
           none issued or outstanding                        --              --
         Common stock, $.001 par value;
           500,000,000 shares authorized;
           100,168,501 (2007) and 105,923,501
          (2008)shares issued and outstanding           100,169         105,924
         Additional paid in capital                  12,113,463      13,418,707
         Accumulated deficit (including
           $3,446,889 accum. during the
           development stage)                       (12,248,341)    (15,593,050)
                                                   ------------    ------------

   Total Stockholders' Equity                           (34,709)     (2,068,419)
                                                   ------------    ------------

   Total Liabilities and
   Stockholders' Equity                            $        291    $        179
                                                   ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                             Period From
                                                                            March 7, 2007
                                                                            (Inception of
                                                                             Dev. Stage)
                                            Year Ended       Year Ended          To
                                          June 30, 2007    June 30, 2008    June 30, 2008
                                          -------------    -------------    -------------
Revenues                                  $          --    $          --    $          --
                                          -------------    -------------    -------------

                                                     --               --               --
                                          -------------    -------------    -------------
Operating expenses:

     Compensatory equity issuances                1,000        1,310,999        1,311,999
     Compensatory subscriptions payable              --          500,000          500,000
     General and administrative                 101,795        1,263,194        1,364,374
                                          -------------    -------------    -------------

                                                102,795        3,074,193        3,176,373
                                          -------------    -------------    -------------

Gain (loss) from operations                    (102,795)      (3,074,193)      (3,176,373)
                                          -------------    -------------    -------------
Other income (expense):

     Interest expense                                --         (270,516)        (270,516)
                                          -------------    -------------    -------------
Income (loss) before
     provision for income taxes                (102,795)      (3,344,709)      (3,446,889)


Provision for income tax                             --               --               --
                                          -------------    -------------    -------------

Net income (loss)                         $    (102,795)   $  (3,344,709)   $  (3,446,889)
                                          =============    =============    =============

Net income (loss) per share
(Basic and fully diluted)                 $       (0.00)   $       (0.03)
                                          =============    =============

Weighted average number of
common shares outstanding                    20,935,168      101,598,918
                                          =============    =============


         The accompanying notes are an integral part of the consolidated financial statements.


                            MARINE EXPLORATION, INC.
                           (Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Common Stock
                                 -------------------------
                                                 Amount      Additional                       Stock-
                                                 ($.001        Paid in     Accumulated       holders'
                                  Shares (1)       Par)        Capital       Deficit         Equity
                                 -----------   -----------   -----------   ------------    -----------
Balances at June 30, 2006             68,501   $        69   $12,145,477   $(12,145,546)   $        --

Paid in capital                           --            --         1,086             --          1,086

Compensatory stock issuances         100,000           100           900             --          1,000

Sales of common stock            100,000,000       100,000       (34,000)            --         66,000

Income (loss) for the year                --            --            --       (102,795)      (102,795)
                                 -----------   -----------   -----------   ------------    -----------

Balances at June 30, 2007        100,168,501   $   100,169   $12,113,463   $(12,248,341)   $   (34,709)

Compensatory stock issuances       5,755,000         5,755       651,345             --        657,100

Compensatory warrant issuances            --            --       653,899             --        653,899

Income (loss) for the year                --            --            --     (3,344,709)    (3,344,709)
                                 -----------   -----------   -----------   ------------    -----------

Balances at June 30, 2008        105,923,501   $   105,924   $13,418,707   $(15,593,050)   $(2,068,419)
                                 ===========   ===========   ===========   ============    ===========

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


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 Period
                                                                                  From
                                                                                 March 7,
                                                                                  2007
                                                                               (Inception
                                                                                    of
                                                                                   Dev.
                                                                                  Stage)
                                                 Year Ended     Year Ended          To
                                                  June 30,       June 30,        June 30,
                                                    2007           2008           2008
                                                 -----------    -----------    -----------
Cash Flows From Operating Activities:
     Net income (loss)                           $  (102,795)   $(3,344,709)   $(3,446,889)
     Adjustments to reconcile net
      loss to net cash provided by
     (used for) operating activities:
          Compensatory equity issuances                1,000      1,310,999      1,311,999
          Accounts payable                            99,242         99,242
          Related party payables                      35,000        338,693        373,693
          Interest payable                            22,085         22,085
          Interest expense - note discount           246,478        246,478
          Stock subscriptions payable                500,000        500,000
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               operating activities                  (66,795)      (827,212)      (893,392)
                                                 -----------    -----------    -----------


Cash Flows From Investing Activities:                     --             --             --
                                                 -----------    -----------    -----------

               Net cash provided by (used for)
               investing activities                       --             --             --
                                                 -----------    -----------    -----------


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


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Continued From Previous Page)
                                                                                 Period
                                                                                  From
                                                                                 March 7,
                                                                                  2007
                                                                               (Inception
                                                                                    of
                                                                                   Dev.
                                                                                  Stage)
                                                 Year Ended     Year Ended          To
                                                  June 30,       June 30,        June 30,
                                                    2007           2008           2008
                                                 -----------    -----------    -----------

Cash Flows From Financing Activities:

          Sales of common stock                       66,000            --         66,000
          Paid in capital                              1,086            --            471
          Notes payable - borrowings                      --     1,000,100      1,000,100
          Notes payable - payments                        --      (173,000)      (173,000)
                                                 -----------   -----------    -----------
               Net cash provided by (used for)
               financing activities                   67,086       827,100        893,571
                                                 -----------   -----------    -----------


Net Increase (Decrease) In Cash                          291          (112)           179


Cash At The Beginning Of The Period                       --           291             --
                                                 -----------   -----------    -----------


Cash At The End Of The Period                    $       291   $       179    $       179
                                                 ===========   ===========    ===========


Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------

In fiscal year end 2008 the Company converted $35,000 in related party payables to notes payable, and borrowed $950,800 in cash from lendors in exchange for note payable face amounts of $1,553,500.

Supplemental Disclosure
-----------------------
Cash paid for interest                           $        --   $     1,953    $     1,953

Cash paid for income taxes                       $        --   $        --    $        --



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

On May 11, 2007, in an acquisition classified as a transaction between parties under common control, Marine Exploration, Inc. acquired all the outstanding common shares of Marine Exploration International, Inc. (100,100,000 Marine Exploration, Inc. common shares were issued for an equal number of common shares of Marine Exploration International, Inc.), making Marine Exploration International, Inc. a wholly owned subsidiary of Marine Exploration, Inc. Marine Exploration International, Inc. was incorporated in the State of Nevada on March 7, 2007 to engage in marine treasure hunting expeditions. The results of operations of Marine Exploration, Inc. and Marine Exploration International, Inc. have been consolidated from March 7, 2007 forward. The Company commenced its new business of marine treasure hunting in March 2007, but has not yet generated significant revenues, and is therefore considered a development stage company.

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

NOTE 2. RELATED PARTY TRANSACTIONS

The Company at June 30, 2007 and 2008 had $35,000 and $338,693 due to entities under common control for working capital advances. The Company uses a transfer agent controlled by a major shareholder. Fees paid to the transfer agent in fiscal year end 2007 and 2008 were $759 and $1,677.

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. The Company's losses prior to 2005 were incurred primarily by a foreign subsidiary several years prior in an unrelated business. The Company believes these losses to have limited value for U.S. tax purposes. The Company's accrual of net operating loss carryforwards is from 2005 forward. At June 30, 2007 and 2008 the Company had net operating loss carryforwards of approximately $103,000 and $2,800,000 which begin to expire in 2027. The deferred tax asset of $20,500 and $558,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was $20,500 and $536,500.

NOTE 4. NOTES PAYABLE

At June 30, 2008 the Company had notes payable to a related party shareholder of $84,300, unsecured and bearing interest at 12%, due in March 2008.

The Company in fiscal year 2008 borrowed cash of $950,800 under notes payable with a face amount of $1,553,500. The difference between the face amount of the notes and the cash received, $602,700, is amortized to interest expense over the life of the notes. Total amortized interest expense under these notes in fiscal year 2008 was $246,478, leaving an unexpensed note discount at June 30, 2008 of $356,222. One of the notes also bears interest at 7.81% per annum on $300,000 and calls for minimum bi-monthly interest payments of $976. The amount of these notes remaining outstanding at June 30, 2008 was $1,380,500, with due dates from January 2009 through May 2009. All but $65,000 of the notes are secured by all Company assets. The notes have no provision for face amount reduction upon prepayment before the due dates.

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE (Continued):

Total interest expense in fiscal year 2008 under all notes payable was $270,516, with accrued interest payable at June 30, 2008 of $22,085. Total required note principal payments in fiscal year 2009 are $1,464,800.

NOTE 5.  STOCKHOLDERS' EQUITY

Common stock
------------

In fiscal year 2008 the Company issued 130,000 common shares for consulting services valued at $19,100, and issued 5,625,000 common shares valued at $638,000 as additional compensation for amounts borrowed under notes payable. Share valuation was based on the market price of the Company's shares on the date of issuance. The Company also recorded a stock subscription payable of $500,000 based on 5,000,000 owed but unissued common shares, also incurred as additional compensation for a note payable.

Stock options and warrants

At June 30, 2008 the Company had stock options and warrants outstanding as described below.

Non-employee stock options and warrants
---------------------------------------

The Company accounts for non-employee stock options and warrants under SFAS 123(r), whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option and warrant exercises by issuing new shares.

During fiscal year 2008 the Company granted 3,408,334 common stock warrants as additional compensation under borrowings, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at prices from $0.01
- $0.33 per share with the warrant terms expiring in 2012 and 2013. As of June 30, 2008, all of these warrants remained outstanding. The fair value of these warrant grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of
2.6 - 3.7%, dividend yield of 0%, expected lives ranging from 4 to 4.5 years, volatility from 142 - 144%. The Company recorded total compensation expense under warrant issuances of $653,899 in fiscal year 2008.

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. COMMITMENTS

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

NOTE 7. GOING CONCERN

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures to ensure that information we are required to disclose to the SEC is recorded, processed, summarized and reported in a timely way. Under the supervision and with the participation of our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and other management, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management has concluded that our disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file timely with the SEC.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

This report's Financial Statement Section contains management's report on our internal controls over financial reporting. That section also contains, the Independent Registered Public Accounting Firm's attestation report on management's assessment of the effectiveness of our internal control over financial reporting.

There have been no significant changes in our internal controls over financial reporting during the fiscal year ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of our officers and directors:


Name                        Age        Position
----------------------      ---        ----------------------------------------
Miguel Thomas Gonzalez      32         President, Secretary, Treasurer and
                                       Director
Robert L. Stevens           42         Vice President, Financial Communications
Paul D.Enright              46         Vice President, Business Development

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of our executive officer and directors for the past five years.

Mr. Miguel Thomas Gonzalez has acted as our president and a director since May 8, 2007. From 2006 to present Mr. Gonzalez has acted as Manager and sole owner of MTG Financial Services, LLC, a Denver Colorado company which provides corporate and directive services and sells side analytics for hedge funds. From 2004 to 2006 Mr. Gonzalez acted as a professional research associate of Immunology with the Slansky laboratory in the University of Colorado Health Science Center in Denver Colorado. Prior to 2004, he was a student and research laboratory assistant at the University of Colorado Boulder in the areas of Molecular, Cellular, and Developmental Biology and Biochemistry in Boulder, Colorado. Mr. Gonzalez also serves as a Director of Riverside Technologies, Inc. In 2004, Mr. Gonzalez graduated from the University of Colorado with a Bachelor of Science degree in Molecular Cellular Developmental Biology and Biochemistry. Mr. Gonzalez devotes substantially all of his business time to our affairs.

Robert Stevens from 2001-2005 was founder and Chairman of X-Clearing Corporation a transfer agent with no involvement of day to day activities. Since 1998, Mr. Stevens has also been the President and sole shareholder of A Squared Holdings Corp., a Colorado corporation engaged in consulting and martial arts instruction. Mr. Stevens is also a partner and founder of Hoss Capital LLC from 02/21/07 to current and also partner and founder of Technology Partners LLC from 01/11/2006 to current and is an acting Manager in both LLC's. In April of 2008 to current Mr. Robert Stevens has acted as the Vice -President of Financial Communications for Marine Exploration Inc. Mr Stevens devotes approximately 75 percent of his business time to our affairs.

Mr. Paul Enright from 2003 -2005 has been an Independent Consultant for Public Companies. Mr. Paul Enright is also a partner and founder of Hoss Capital LLC from 02/21/07 to current and also partner and founder of Technology Partners LLC from 01/11/2006 to current and is an acting Manager in both LLC's. In April of 2008 to current Mr. Paul Enright has acted as the Vice -President of Business Development for Marine Exploration Inc.
Mr Enright devotes approximately all of his business time to our affairs.


Mr. Gonzalez, Mr. Stevens and Mr. Enright do not have professional training or technical credentials in the marine exploration, development and operation of salvage vessels or in the collection and sales of salvaged artifacts.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our inception on March 7, 2007 (inception of the development stage) through June 30, 2008.

                                                                     Non-Equity   Non-qualified
                                                    Stock   Option    Incentive     Deferred       All Other       Total
  Name and Principal              Salary    Bonus   Awards  Awards      Plan      Compensation   Compensation  Compensation
       Position           Year     ($)       ($)     ($)     ($)    Compensation    Earnings         ($)           ($)
---------------------------------------------------------------------------------------------------------------------------
Miguel Thomas             2008   $48,000    $0.00   $0.00  $0.00        $0.00        $0.00           $0.00      $48,000
Gonzales(1), President,
Secretary & Treasurer

Mr. Robert Stevens
Vice President of
Financial
Communications            2008     $0.00    $0.00   $0.00  $0.00        $0.00        $0.00           $0.00        $0.00

Mr. Paul Enright
Vice President of
Business  Development     2008     $0.00    $0.00   $0.00  $0.00        $0.00        $0.00           $0.00        $0.00

(1) Mr. Gonzalez receives an annual salary of $48,000 per year which salary is paid by MTG Financial Services, LLC for management services that he provides to it as well as to us.

No other entity or person receives any compensation from us or on our behalf.


STOCK OPTION PLAN

We have not adopted a stock plan as of the date of this report. We may adopt a stock plan in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this report, and by the Officers and Directors, individually and as a group. The percent of class is based on 105,923,501 shares of common stock issued and outstanding as of June 30, 2008. Except as otherwise indicated all shares are owned directly.

                       Name and Address                   Amount and Nature of       Percent of
Title of Class         of Beneficial Owner                Beneficial Ownership         Class
--------------         -----------------------------      --------------------       ----------
                       Robert L. Stevens(1)
                       535 16th Street, Suite 820
Common Stock           Denver, CO  80202                       37,856,250(2)(3)

                       Paul Enright(1)
                       535 16th Street, Suite 820
Common Stock           Denver, CO  80202                       37,856,250(2)(4)             %

                       Miguel Thomas Gonzalez(1)
                       535 16th Street, Suite 820
Common Stock           Denver, CO  80202                          100,000(5)               *

                       All Officers and Directors
Common Stock           as a Group (3 persons)                  75,812,500               71.5%
------------------

*        Less than 1%

(1)  Officer and/or director of our Company

(2) Includes 19,163,000 shares owned by Hoss Capital, LLC, and 16,549,500 shares held in the name of Technology Partners, LLC. Each of these LLC's is owned in equal percentages by Robert L. Stevens and Paul D. Enright.

(3) Includes 20,000,000 shares held by the Robert L. Stevens Family Trust. Robert L. Stevens is a beneficial owner of one hundred percent of the Robert L. Stevens Family Trust.

(4)  Includes 20,000,000 shares held by the Paul D. Enright Family Trust. Paul
     D. Enright is a beneficial owner of one hundred percent of the Paul D. Enright Family Trust.

(5) These shares are beneficially owned through his solely owned company MTG Financial Services, LLC, a Colorado limited liability company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 11, 2007, in an acquisition classified as a reverse merger transaction between parties under common control, we acquired all the outstanding common shares of Marine Exploration International, Inc. wherein we issued 100,100,000 shares of our common stock for an equal number of common shares of Marine Exploration International, Inc.,, making Marine Exploration International, Inc. a wholly owned subsidiary of our Company. Marine Exploration International, Inc. was incorporated in the State of Nevada on March 7, 2007 to engage in marine treasure hunting expeditions.

Technology Partners, LLC, an entity owned Robert Stevens and Paul Enright, an officer and principal shareholder, provides us office space under its lease without charge.

At June 30, 2007 and 2008 we had $35,000 and $338,693 due to Technology Partners, LLC and Hoss Capital, LLC for working capital advances. These entities are owned by Robert Stevens and Paul Enright, respectively, officers and principal shareholders of our Company. These loans are demand notes, not memorialized in any separate written agreements. These loans could conceivably be converted into equity securities which would result in further dilution to our shareholders at the time of such conversion. These loans have no set interest rate or any other specific repayment terms. Thus, repayment could occur on terms that are detrimental to us. This Indebtedness is expected to be repaid from profits earned by and through the Joint Venture. The Indebtedness is not memorialized by any written agreement.

We use a transfer agent controlled by Robert Stevens, a major shareholder. Fees paid to the transfer agent in fiscal year end 2007 and 2008 were $759 and $1,677.

Technology Partners, LLC and Hoss Capital, LLC have agreed to finance the Company as required to fulfill our obligations under the JV Agreement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference under the heading "Independent Auditor Fees" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 1, 2008.

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
Telephone (303)306-1967
Fax (303)306-1944


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Marine Exploration, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheets of Marine Exploration, Inc. (a development stage company) as of June 30, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from March 7, 2007 (inception of the development stage) through June 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Exploration, Inc. as of June 30, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from March 7, 2007 (inception of the development stage) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.    Description

  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1         Certification of Chief Executive Office Pursuant to 18 U.S.C.
               Section 1350

  32.2         Certification of Chief Financial Office Pursuant to 18 U.S.C.
               Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


Date:  September 29, 2008            MARINE EXPLORATION, INC.


                                By   /s/ Miguel Thomas Gonzalez
                                     ----------------------------
                                     Chief Financial Officer and
                                     Authorized Officer