Form 10-K/A
period 2008-06-30
Marine Exploration Inc
filed 2008-10-02
CIK 1019654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-K/A

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

Item 11.     Executive Compensation...........................................12

Item 12.     Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................13

Item 13.     Certain Relationships and Related Transactions, and Director
               Independence...................................................14

Item 14.     Principal Accounting Fees and Services...........................14

PART IV

Item 15.     Exhibits and Financial Statement Schedules.......................15

SIGNATURES....................................................................16

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

Statement of Operations:
------------------------
                                                                             Period From
                                                                            March 7, 2007
                                                                             (Inception
                                               Year Ended June 30,         of Dev. Stage) To
                                          ------------------------------       June 30,
                                               2008             2007             2008
                                          --------------   -------------    --------------
Net revenues                              $          --    $          --    $          --
Gross profit                              $          --    $          --    $          --
Total operating expenses                  $   3,074,193    $     102,795    $   3,176,373
Loss from operations                      $  (3,074,193)   $    (102,795)   $  (3,176,373)
Other income (expense)                    $    (270,516)   $          --    $    (270,516)
Provision for income tax                  $          --    $          --    $          --
Net income (loss)                         $  (3,344,709)   $    (102,795)   $  (3,446,889)

Net income (loss) per share - basic and
fully diluted                             $       (0.03)   $       (0.00)
                                          =============    =============
Weighted common shares outstanding          101,598,918       20,935,168
                                          =============    =============

Balance Sheet:
--------------

                                     Year Ended              Year Ended
                                   June 30, 2008            June 31, 2007
                                ------------------       ------------------
Cash                            $              179       $              291
Current assets                  $              179       $              291
Total assets                    $              179       $              291
Current liabilities             $        2,068,598       $           35,000
Total liabilities               $        2,068,598       $           35,000
Total stockholders' equity      $       (2,068,419)      $          (34,709)

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

Our current liabilities include notes payable totaling $1,380,500 from the period of our inception through June 30, 2008, and totaling $2,068,598 for the year ended June 30, 2008. Interest payable on these Notes was $22,085 as of June 30, 2008. At June 30, 2008, we also had notes payable to a related party shareholder of $84,300, which are unsecured and bear interest at 12%. These notes became due in March 2008 and have not yet been formally extended. However, based upon discussions with this lender, no demand has been made and the lender has verbally advised that they will not make demand unless and until we are able to repay this obligation.

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


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                        Consolidated Financial Statements



                                TABLE OF CONTENTS


                                                                       Page

REPORT OF INDEPENDENT REGISTERED
         PUBLIC ACCOIUNTING FIRM                                        F-2

CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated balance sheets                                    F-3
         Consolidated statements of operations                          F-4
         Consolidated statements of stockholders' equity                F-5
         Consolidated statements of cash flow                         F-6-F-7
         Notes to consolidated financial statements                     F-8

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

/s/ Ronald R. Chadwick, P.C.
----------------------------

RONALD R. CHADWICK, P.C.
Aurora, Colorado
August 14, 2008

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

                       Name and Address                   Amount and Nature of       Percent of
Title of Class         of Beneficial Owner                Beneficial Ownership         Class
--------------         -----------------------------      --------------------       ----------
                       Robert L. Stevens(1)
                       535 16th Street, Suite 820
Common Stock           Denver, CO  80202                       37,856,250(2)(3)         35.7%

                       Paul Enright(1)
                       535 16th Street, Suite 820
Common Stock           Denver, CO  80202                       37,856,250(2)(4)         35.7%

                       Miguel Thomas Gonzalez(1)
                       535 16th Street, Suite 820
Common Stock           Denver, CO  80202                          100,000(5)               *

                       All Officers and Directors
Common Stock           as a Group (3 persons)                  75,812,500               71.5%
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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services

     The following table presents fees for professional audit services rendered by Ronald R. Chadwick, P.C. for the years ended June 30, 2008 and 2007.

                                           June 30, 2008     June 30, 2007
                                           -------------     -------------
Audit Fees                                 $      12,000     $      12,000
Audit Related Fees                                    --                --
Tax Fees                                              --                --
All Other Fees                                        --                --
                                           -------------     -------------
Total                                      $      12,000     $      12,000
                                           =============     =============

AUDIT FEES

     Audit fees consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Forms 10-K and 10-KSB, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and 10-QSB, and our Registration Statement on Form SB-2, including amendments thereto, which was completed in September 2007.

TAX FEES

     Tax fees consist of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

ALL OTHER FEES

     Other fees consist of amounts billed for services other than those noted above.

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

The following exhibits are filed herewith:

Exhibit No.    Description

  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1         Certification of Chief Executive Office Pursuant to 18 U.S.C.
               Section 1350

  32.2         Certification of Chief Financial Office Pursuant to 18 U.S.C.
               Section 1350


The following exhibits have previously been filed with the US Securities and Exchange Commission on the dates indicated:

No.   Description                                  Filed With                        Date Filed
---   --------------------------------------       ---------------------------       ------------
3.1   Articles of Incorporation Filed With         SB-2 Registration Statement       June 8, 2007
      Colorado Secretary of State With
      Combined Statement of Conversion and
      Articles of Incorporation for a Profit
      Corporation (Exhibit 3.4 Below)

3.2   By-Laws                                      SB-2 Registration Statement       June 8, 2007

3.3   Certificate of Merger of Syco, Inc.          SB-2 Registration Statement       June 8, 2007
      (Delaware) into Marine Exploration, Inc.

3.4   Combined Statement of Conversion and         SB-2 Registration Statement       June 8, 2007
      Articles of Incorporation for a Profit
      Corporation

5.1   Opinion of Law Offices of Bradford J. Lam    SB-2/A1 Registration Statement    August 24, 2007

10.1  Resolution and Share Purchase Agreement      SB-2 Registration Statement       June 8, 2007
      Between Marine Exploration, inc. and
      Marine Exploration International, Inc.

10.2  Joint Venture Agreement by and between       SB-2 Registration Statement       June 8, 2007
      Marine Exploration, Inc. and Hispaniola
      Ventures, LLC

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


Date:  October 1, 2008               MARINE EXPLORATION, INC.


                                By   /s/ Miguel Thomas Gonzalez
                                     ----------------------------
                                     Chief Financial Officer and
                                     Authorized Officer