Form 10-Q
period 2008-09-30
Marine Exploration Inc
filed 2008-11-13
CIK 1019654

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2008

                                       or

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

Large accelerated filer:      Accelerated filer:      Non-accelerated filer: [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): YES  [_]   NO [X]

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of September 30, 2008 was 186,831,301.

          Table of Contents
                                                                        Page No.
                                                                       --------
Part I:   Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheet - as of September 30, 2008.           2

          Consolidated Statements of Cash Flows, Nine Months
          Ended September 30, 2008, and Inception to
          September 30, 2008.                                              2

          Notes to Consolidated Financial Statements                       4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       9

Item 4.   Controls and Procedures                                         12

Part II:  Other Information                                               12

Item 1.   Legal Proceedings                                               13

Item 1A.  Risk Factors                                                    13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     13

Item 3.   Defaults Upon Senior Securities                                 14

Item 4.   Submission of Matters to a Vote of Security Holders             14

Item 5.   Other Information                                               15

Item 6.   Exhibits                                                        15

Signatures                                                                15

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                    Sept. 30,
                                                     June 30,         2008
                                                      2008         (Unaudited)
                                                   ------------    ------------
ASSETS

   Current assets
         Cash                                      $        179    $         40
                                                   ------------    ------------
                Total current assets                        179              40
                                                   ------------    ------------

   Total Assets                                    $        179    $         40
                                                   ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY

   Current liabilities
         Accounts payable                          $     99,242    $     63,681
         Accounts payable - related party               338,693          74,913
         Notes payable - related party                   84,300          44,300
         Notes payable                                1,380,500       1,811,500
         Interest payable                                22,085          29,698
         Original issue discount                       (356,222)       (348,592)
         Stock subscriptions payable                    500,000              --
                                                   ------------    ------------
                Total current liabilties              2,068,598       1,675,500
                                                   ------------    ------------

   Total Liabilities                                  2,068,598       1,675,500
                                                   ------------    ------------

   Stockholders' Equity
         Preferred stock, $.001 par value;
             1,000,000 shares authorized;
             none issued or outstanding                      --              --
         Common stock, $.001 par value;
             500,000,000 shares authorized;
             105,923,501 (June 2008) and
             169,078,301 (Sept. 2008)
             shares issued and outstanding              105,924         169,078
         Additional paid in capital                  13,418,707      15,870,689
         Accumulated deficit (including
             $3,446,889 accum. during the
             development stage)                     (15,593,050)    (17,715,227)
                                                   ------------    ------------

   Total Stockholders' Equity                        (2,068,419)     (1,675,460)
                                                   ------------    ------------

   Total Liabilities and
   Stockholders' Equity                            $        179    $         40
                                                   ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Period From
                                                                               March 7, 2007
                                                                               (Inception of
                                           Three Months      Three Months       Dev. Stage)
                                               Ended            Ended               To
                                          Sept. 30, 2007    Sept. 30, 2008    Sept. 30, 2008
                                          --------------    --------------    ---------------
Revenues                                  $           --    $           --    $            --
                                          --------------    --------------    ---------------
                                                      --                --                 --
                                          --------------    --------------    ---------------

Operating expenses:
     Compensatory equity issuances                    --         1,614,636          2,926,635
     Compensatory subscriptions payable               --                --            500,000
     General and administrative                   49,471           316,298          1,680,672
                                          --------------    --------------    ---------------

                                                  49,471         1,930,934          5,107,307
                                          --------------    --------------    ---------------


Gain (loss) from operations                      (49,471)       (1,930,934)        (5,107,307)
                                          --------------    --------------    ---------------
Other income (expense):

     Interest expense                             (5,256)         (191,243)          (461,759)
                                          --------------    --------------    ---------------

Income (loss) before provision
     for income taxes                            (54,727)       (2,122,177)        (5,569,066)


Provision for income tax                              --                --                 --
                                          --------------    --------------    ---------------

Net income (loss)                         $      (54,727)   $   (2,122,177)   $    (5,569,066)
                                          ==============    ==============    ===============

Net income (loss) per share

(Basic and fully diluted)                 $        (0.00)   $        (0.01)
                                          ==============    ==============

Weighted average number of
common shares outstanding                    100,168,501       147,316,768
                                          ==============    ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Period From
                                                                            March 7, 2007
                                                                            (Inception of
                                         Three Months      Three Months      Dev. Stage)
                                            Ended             Ended               To
                                        Sept. 30, 2007    Sept. 30, 2008    Sept. 30, 2008
                                        --------------    --------------    --------------
Cash Flows From Operating Activities:
     Net income (loss)                  $      (54,727)    $  (2,122,177)   $   (5,569,066)

     Adjustments to reconcile
       net loss to net cash
       provided by (used for)
       operating activities:
     Compensatory equity issuances                  --         1,614,636         2,926,635

Accounts payable                                    --           (35,561)           63,681
Related party payables                              --            (3,280)          370,413
Interest payable                                 5,256             7,613            29,698
Interest expense - note discount                    --           183,630           430,108
Stock subscriptions payable                         --                --           500,000
                                        --------------    --------------    --------------
     Net cash provided by
      (used for) operating
      activities                               (49,471)         (355,139)       (1,248,531)
                                        --------------    --------------    --------------


Cash Flows From Investing Activities:               --                --                --
                                        --------------    --------------    --------------

     Net cash provided by
      (used for) investing
       activities                                   --                --                --
                                        --------------    --------------    --------------


                                      (Continued On Following Page)


         The accompanying notes are an integral part of the consolidated financial statements.


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Continued From Previous Page)



                                                                             Period From
                                                                              March 7, 2007
                                                                              (Inception of
                                           Three Months      Three Months      Dev. Stage)
                                              Ended             Ended               To
                                          Sept. 30, 2007    Sept. 30, 2008    Sept. 30, 2008
                                          --------------    --------------    --------------
Cash Flows From Financing Activities:
    Sales of common stock                             --                --            66,000
    Paid in capital                                   --                --               471
    Notes payable - borrowings                        --           355,000         1,355,100
    Notes payable - payments                      49,300                --          (173,000)
                                          --------------    --------------    --------------
       Net cash provided by
        (used for) financing activities           49,300           355,000         1,248,571
                                          --------------    --------------    --------------

Net Increase (Decrease) In Cash                     (171)             (139)               40
Cash At The Beginning Of The Period                  291               179                --
                                          --------------    --------------    --------------


Cash At The End Of The Period             $          120    $           40    $           40
                                          ==============    ==============    ==============


Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------

In fiscal year end 2008 the Company converted $35,000 in related party payables to notes payable, and borrowed $950,800 in cash from lenders in exchange for note payable face amounts of $1,553,500. In fiscal year 2009 the Company converted $260,500 in related party payables to common stock, and fulfilled a stock subscription payable for $500,000 by issuing common stock, and converted $140,000 in notes payable to common stock.


Supplemental Disclosure
-----------------------

     Cash paid for interest               $           --    $           --    $        1,953

     Cash paid for income taxes           $           --    $           --    $           --


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

Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Overview
--------

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

Business Segment and Plan of Operation
--------------------------------------

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

     Any remaining balance of the funds will be held in reserve and used by it for business purposes. See our Form 10-K/A filed October 1, 2008, Part I, Item 1A, "Risk Factors." Typically, fifty percent of the proceeds derived from the recovery must be paid to the government in whose waters the treasure is recovered. The next twenty-five percent will be received by Hispaniola. The remainder will be received by us.


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

Operational Update
------------------

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

Silver Bank Project
-------------------

     The Company, through our joint venture partner, Hispaniola Ventures, LLC, is working exclusively with the government of the Dominican Republic for exploration of at least one shipwreck.

Additional Projects
-------------------

     Marine plans to schedule operations to most effectively take advantage of funding opportunities available to us to sponsor our joint venture partner, Hispaniola Ventures, LLC's activities for further investigation and/or excavation of other sites. Scheduling will take into consideration such factors as weather, the legal and political climates or relevant states, and operational factors.

Critical Accounting Policies and Changes to Accounting Policies
---------------------------------------------------------------

     There have been no material changes in our critical accounting estimates since June 6, 2007, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations, Liquidity and Capital Resources
------------------------------------------------------

     The Company has limited cash on hand as of September 30, 2008 and its primary asset is its joint venture agreement with Hispaniola Ventures, LLC. Its Current Liabilities include Notes Payable of $44,300 and $1,811,500 totaling $1,855,800 from the period of inception through September 30, 2008, and totaling $1,855,800 for the three months ended September 30, 2008. Interest Payable on the Notes is $29,698 as of September 30, 2008.

     The Company has 186,831,301 shares of $.001 par value common stock issued and outstanding, and a negative Stockholder's Equity of $1,675,460 as of September 30, 2008.

Three months ended September 30, 2008 compared to period of Inception to March 31, 2007

     We were formed on March 7, 2007, and we refer to this date as the date of inception of the Company. We have a net loss of $2,122,177 for the three month period ended September 30, 2008. This compares to a net loss of $54,727 for the three month period ended September 30, 2007, and a net loss of $5,569,066 for the period of March 7, 2007, to September 30, 2008. We had $1,614,636 compensatory stock issuances for the three months ended September 30, 2008, compared to no compensatory stock issuances for the three months ended September 30, 2007, and $2,926,635 from period of March 7, 2007, to September 30, 2008. We have had interest expense of $191,243 for the three month period ended September 30, 2008, which brings our interest expense total to $461,759 since March 7, 2007 through September 30, 2008.

     We have used since March 7, 2007, the amount of $1,248,531 for operating activities. Of this total, we have used $355,139 for operating activities in the three month period ended September 30, 2008.

     We have had no revenue from any operations either in the period from inception to September 30, 2008, or in the three month period ended September 30, 2008.

Discussion of Cash Flows
------------------------

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

New Accounting Pronouncements
-----------------------------

There are no new FASB pronouncements which affect Marine Exploration, Inc.


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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     On February 28, 2008, the Company announced that it had been named as a defendant in an interpleader action filed in the Denver District Court, State of Colorado, Case No. 08-CV-1278. This case was subsequently removed to the U.S. District Court for the District of Colorado, which bears Case No. 1:08-cv-682. The lawsuit arose from the sale of restricted shares and the attempted transfer of a stock certificate held by the selling shareholder, which was named as a defendant also. This event has lead to the filing of two other related lawsuits, one in federal district court in Denver, Case number 08-cv-00632-LTB-MEH, commenced by the Company against the selling shareholder and the second by the selling shareholder against the Company in federal district court in Miami, Case number 1:08-cv-20849-ASG. On July 15th, 2008, Case No. 1:08-cv-682 was dismissed with prejudice in the United States District Court for the District of Colorado. Case No. 08-cv-00632-LTB-MEH and number 1:08-cv-20849-ASG have been settled out of court on July 7th, 2008.

     On August 22, 2008, The Company was named a defendant in a litigation action, filed in the United States District Court for the District of Colorado, Case No. 08-cv-01792-WYD, where it was then consolidated to Civil Action No. 08-cv-01707-EWN.

     The case involves a dispute between the Plaintiff, Technology Partners LLC, and the Defendants, Wonderland Capital et al. The case revolves around shares that were purchased with dishonored checks. A preliminary injunction hearing was held on October 14, 2008 and the Plaintiff was granted a preliminary injunction once it posted a $10,000 bond. This bond has been post and accepted by the court.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company had a total of $775,500 unregistered sales of equity securities by the Company during the three months ended September 30, 2008, which have not been reported in a Current Report on Form 8-K. Pursuant to note dates July 29, 2008, July 29, 2008, September 12, 2008 and September 16, 2008, debt conversion between the Company and debt holder amounted to $250,000 to 12,500,000 shares at $0.02 par value, $10,500 to 525,000 shares at $0.02 par value, $40,000 to
4,000,000 shares at $0.01 par value, and $25,000 to 2,500,000 shares at $0.01 par value, respectively.

     During the three months ended September 30, 2008, in pursuant private financing under notes payable, dated May 1, 2008 for $150,000 and July 18, 2008 for $300,000, we borrowed a total of $450,000, with a face amount totaling $675,000. Moreover, in accordance to the above agreements, the Company issued on August 12, 2008, 5,000,000 shares at $0.01 par value to the former recipient, and on July 24, 2008, issued 30,000,000 shares at $0.01 par value to the latter recipient. On August 29, 2008, the Company issued 11,129,800 shares at $0.00898 in repayment of $100,000 of the $600,000 Non-Recourse Note, dated January 8, 2008.



                   Issuer Purchases of Unregistared Equity Securities

----------------------------------------------------------------------------------------------------
        Period           (a)   Total       (b)  Average price    (c)   Total      (d)    Maximum
                             Number of             paid per          number of         number (or
                              Shares              Share ($)            Shares          Approximate
                             purchased                               purchased           dollar
                                                                     as part of         value)of
                                                                      Publicly         shares that
                                                                     Announced          may yet be
                                                                        Plan            purchased
                                                                                        under the
                                                                                          plan
----------------------------------------------------------------------------------------------------
   July 1, 2008 to
    July  31, 2008          43,025,000              0.015                --                --
----------------------------------------------------------------------------------------------------
   August 1, 2008 to        16,129,800              0.01                 --                --
    August 31, 2008
----------------------------------------------------------------------------------------------------
 September 1, 2008 to        6,500,000              0.01                 --                --
  September 30, 2008
----------------------------------------------------------------------------------------------------
         Total              65,654,800              0.01                 --                --


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



Date: November 11, 2008                        MARINE EXPLORATION, INC.


                                         By  /s/ Miguel Thomas Gonzalez
                                             ----------------------------
                                             Chief Financial Officer and
                                             Authorized Officer