Form 10-Q
period 2008-12-31
Marine Exploration Inc
filed 2009-02-17
CIK 1019654

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2008

                                       or

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

Large accelerated filer:      Accelerated filer:      Non-accelerated filer: [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): YES  [_]   NO [X]

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of December 31, 2008 was 182,463,301.

          Table of Contents
                                                                        Page No.
                                                                       --------
Part I:   Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheet - as of December 31, 2008.            3

          Consolidated Statements of Cash Flows, Nine Months
          Ended December 31, 2008, and Inception to
          December 31, 2008.                                               4

          Notes to Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      12

Item 4.   Controls and Procedures                                         12

Part II:  Other Information                                               13

Item 1.   Legal Proceedings                                               13

Item 1A.  Risk Factors                                                    13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     13

Item 3.   Defaults Upon Senior Securities                                 14

Item 4.   Submission of Matters to a Vote of Security Holders             14

Item 5.   Other Information                                               15

Item 6.   Exhibits                                                        15

Signatures                                                                15

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,       Dec. 31, 2008
                                                     2008           (Unaudited)
                                                 ------------      ------------

                                     ASSETS

Current assets
      Cash                                       $        179      $        426
                                                 ------------      ------------
     Total current assets                                 179               426
                                                 ------------      ------------

 Fixed assets                                              --           435,149
     Accumulated depreciation                              --           (18,131)
                                                 ------------      ------------
                                                           --           417,018
                                                 ------------      ------------

Total Assets                                     $        179      $    417,444
                                                 ============      ============


                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                              $     99,242      $    126,124
   Accounts payable - related party                   338,693            59,178
      Notes payable - related party                    84,300            19,300
      Notes payable - current portion               1,380,500         2,086,068
      Interest payable                                 22,085            49,433
      Original issue discount                        (356,222)         (162,329)
      Stock subscriptions payable                                       500,000
      Other payables                                       --           110,000
                                                 ------------      ------------
             Total current liabilties               2,068,598         2,287,774
                                                 ------------      ------------

     Notes payable                                         --           575,432
                                                 ------------      ------------
                                                           --           575,432
                                                 ------------      ------------

Total Liabilities                                   2,068,598         2,863,206
                                                 ------------      ------------

Stockholders' Equity
  Preferred stock, $.001
    par value; 1,000,000 shares
    authorized; none issued or
    outstanding                                            --                --
  Common stock, $.001 par
    value; 500,000,000 shares
    authorized; 105,923,501
   (June 2008) and 407,463,301
   (Dec. 2008) shares issued and
   outstanding                                        105,924           407,463
 Additional paid in capital                        13,418,707        16,182,200
 Accumulated deficit (including
   $6,889,264 accum. during the
    development stage)                            (15,593,050)      (19,035,425)
                                                 ------------      ------------

Total Stockholders' Equity                         (2,068,419)       (2,445,762)
                                                 ------------      ------------

Total Liabilities and
Stockholders' Equity                             $        179      $    417,444
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


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       Period From
                                                                                                      March 7, 2007
                                                                                                      (Inception of
                                   Three Months     Three Months     Six Months        Six Months      Dev. Stage)
                                      Ended             Ended           Ended            Ended             To
                                  Dec. 31, 2007    Dec. 31, 2008   Dec. 31, 2007     Dec. 31, 2008    Dec. 31, 2008
                                  -------------    -------------   --------------    -------------    -------------
Revenues                          $          --    $          --    $          --    $          --    $          --
                                  -------------    -------------    -------------    -------------    -------------

                                             --               --               --               --               --
                                  -------------    -------------    -------------    -------------    -------------

Operating expenses:

   Depreciation                              --           18,131               --           18,131           18,131
   Compensatory equity
     issuances                               --          472,796        2,087,432        3,399,431
   Compensatory subscriptions
     payable                                 --               --               --               --          500,000
     General and administrative         179,486          570,723          228,957          887,021        2,251,395
                                  -------------    -------------    -------------    -------------    -------------

                                        179,486        1,061,650          228,957        2,992,584        6,168,957
                                  -------------    -------------    -------------    -------------    -------------

Gain (loss) from
operations                             (179,486)      (1,061,650)        (228,957)      (2,992,584)      (6,168,957)
                                  -------------    -------------    -------------    -------------    -------------

Other income (expense):

     Interest expense                    (2,629)        (258,548)          (7,885)        (449,791)        (720,307)
                                  -------------    -------------    -------------    -------------    -------------

                                         (2,629)        (258,548)          (7,885)        (449,791)        (720,307)
                                  -------------    -------------    -------------    -------------    -------------

Income (loss) before
   provision for income taxes          (182,115)      (1,320,198)        (236,842)      (3,442,375)      (6,889,264)


Provision for income tax                     --               --               --               --               --
                                  -------------    -------------    -------------    -------------    -------------

Net income (loss)                 $    (182,115)   $  (1,320,198)   $    (236,842)   $  (3,442,375)   $  (6,889,264)
                                  =============    =============    =============    =============    =============

Net income (loss) per  share

(Basic and fully diluted)         $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)
                                  =============    =============    =============    =============

Weighted average number
of common shares outstanding        100,168,501      369,739,968      100,168,501      258,736,701
                                  =============    =============    =============    =============



               The accompanying notes are an integral part of the
                       consolidated financial statements.



                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Period From
                                                                                 March 7, 2007
                                                                                 (Inception of
                                                  Six Months      Six Months      Dev. Stage)
                                                    Ended           Ended              To
                                                Dec. 31, 2007   Dec. 31, 2008    Dec. 31, 2008
                                                 ----------      ----------       ----------
Cash Flows From Operating Activities:
     Net income (loss)                            $(235,356)    $(3,442,375)     $(6,889,264)

     Adjustments to reconcile net loss to
     net cash provided by (used for) operating activities:

          Depreciation                                   --          18,131           18,131

          Compensatory equity issuances                  --       2,087,432        3,399,431
          Accounts payable                            2,700          26,882          126,124

          Related party payables                    176,043         (16,915)         356,778
          Interest payable                            7,885          27,348           49,433

          Interest expense - note discount               --         419,893          666,371

          Other payables                                 --         110,000          110,000
          Stock subscriptions payable                    --              --          500,000
                                                 ----------      ----------       ----------
                Net cash provided by (used
                for) operating activities           (48,728)       (769,604)      (1,662,996)
                                                 ----------      ----------       ----------


Cash Flows From Investing Activities:

          Fixed assets                                   --        (435,149)        (435,149)
                                                 ----------      ----------       ----------

            Net cash provided by (used
           for) investing activities                     --        (435,149)        (435,149)
                                                 ----------      ----------       ----------

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


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                         (Continued From Previous Page)

                                                                    Period From
                                                                   March 7, 2007
                                                                   (Inception of
                                        Six Months     Six Months   Dev. Stage)
                                           Ended         Ended           To
                                       Dec. 31, 2007 Dec. 31, 2008 Dec. 31, 2008
                                        -----------   -----------    -----------
Cash Flows From Financing Activities:

          Sales of common stock                  --        50,000       116,000
          Paid in capital                        --            --            471
          Notes payable - borrowings         49,300     1,175,000      2,175,100
          Notes payable - payments               --       (20,000)      (193,000)
                                        -----------   -----------    -----------
               Net cash provided by
              (used for) financing
               activities                    49,300     1,205,000      2,098,571
                                        -----------   -----------    -----------


Net Increase (Decrease) In Cash                 572           247            426


Cash At The Beginning Of The Period             291           179             --
                                        -----------   -----------    -----------

Cash At The End Of The Period           $       863   $       426    $       426
                                        ===========   ===========    ===========


     Schedule Of Non-Cash Investing And Financing Activities
     -------------------------------------------------------

     In fiscal year end 2008 the Company converted $35,000 in related party payables to notes payable, and borrowed $950,800 in cash from lendors in exchange for note payable face amounts of $1,553,500. In fiscal year 2009 the Company converted $260,500 in related party payables to common stock, fulfilled a stock subscription payable for $500,000 by issuing common stock, and converted $165,000 in notes payable to common stock.

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

Fiscal year

The Company employs a fiscal year ending June 30.

Income tax

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

     Our current operations are limited to providing funding to, and making approved capital expenditures for, our Joint Venture Partner, Hispaniola Ventures, LLC ("Hispaniola"). It is Hispaniola that will engage in the actual search for, diving to, and recovery of, the cargo and artifacts. In the roles just described, and pursuant to our Joint Venture Agreement (the "JV Agreement"), we intend to pursue recovery of two vessels we call Operation Mystery Galleon and Operation Abrojos which includes, without limitation, an operation to the Serranilla and Bajo Nuevo Banks in the Caribbean Sea in attempts to recover treasure from a Spanish Galleon (Mystery Galleon) and, an operation to the South Reef on the Silver Bank, North of the Dominican Republic to recover treasure from an English Corsair (Abrojos). Marine Exploration Inc and Hispaniola Ventures LLC are currently undergoing preliminary operations off the coast of the Dominican Republic. On December 11, 2008, Marine Exploration Inc's 128 ft operations vessel, the M/V Hispaniola, was launched for its primary missions, "Operation Mystery Galleon" and "Operation Abrojos". Equipment purchasing, research, and marine vessel restoration were completed by launch date. Capital formation and crew training are ongoing.
     Our vision is to join with individuals and entities on the leading edge of shipwreck exploration, archeological excavation, education, entertainment, and marketing of shipwreck cargoes and related merchandise.

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


     Shipwreck Exploration - This segment handles all shipwreck exploration and recovery, including marketing and sales of recovered artifacts, replicas, merchandise and media. Shipwreck Exploration departments are our joint venture partner, Hispaniola Ventures, LLC's marine operations, archaeology, conservation and research, sales and business development, and corporate administration.

Operational Update
------------------

     MEI has financing in place to fund our joint venture partner, Hispaniola Ventures, LLC's shipwreck projects in various stages of development around the Caribbean Sea region. Additional information about some of these projects is set forth in our Form SB-2 Registration Statement. The operational update set forth below covers developments since our Form SB-2 was filed with the Securities and Exchange Commission. We anticipate that we will need approximately $1,800,000 over the next 12 months to implement our business plan. We intend to fund this capital need through loans from existing stockholders or other investors. Most of this funding goes directly to our JV Partner, Hispaniola Ventures, LLC.

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

Critical Accounting Policies and Changes to Accounting Policies
---------------------------------------------------------------

     There have been no material changes in our critical accounting estimates since September 30, 2008, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations, Liquidity and Capital Resources
------------------------------------------------------

     The Company has limited cash on hand as of December 31, 2008 and its primary asset is its joint venture agreement with Hispaniola Ventures, LLC. Its Current Liabilities include Notes Payable of $19,300 and $2,086,068 totaling $2,105,368 from the period of inception through December 31, 2008, and totaling $2,105,368 for the three months ended December 31, 2008. Interest Payable on the Notes is $49,433 as of December 31, 2008.

     The Company has 182,463,301 shares of $.001 par value common stock issued and outstanding, and a negative Stockholder's Equity of $2,445,762 as of December 31, 2008.

Three months ended December 31, 2008 compared to period of Inception to March 31, 2007

     We were formed on March 7, 2007, and we refer to this date as the date of inception of the Company. We have a net loss of $3,442,375 for the six month period ended December 31, 2008. This compares to a net loss of $235,356 for the six month period ended December 31, 2007, and a net loss of $6,889,264 for the period of March 7, 2007, to December 31, 2008. We had $2,087,432 compensatory stock issuances for the six months ended December 31, 2008, compared to no compensatory stock issuances for the six months ended December 31, 2007, and $3,399,431 from period of March 7, 2007, to December 31, 2008. We have had interest expense of $449,791 for the six month period ended December 31, 2008, which brings our interest expense total to $720,307 since March 7, 2007 through December 31, 2008.

     We have used since March 7, 2007, the amount of $1,662,996 for operating activities. Of this total, we have used $769,604 for operating activities in the six month period ended December 31, 2008.

     We have had no revenue from any operations either in the period from inception to December 31, 2008, or in the six month period ended December 31, 2008.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 28, 2008, the Company announced that it had been named as a defendant in an interpleader action, filed in the Denver District Court, State of Colorado, Case No. 08-CV-1278. This case was subsequently removed to the U.S. District Court for the District of Colorado, Case No. 1:08-cv-682. The lawsuit arose from the sale of restricted shares and the attempted transfer of a stock certificate held by the selling shareholder, which was also named as a defendant. This event lead to the filing of two other related lawsuits, one in federal district court in Denver, Case number 08-cv-00632-LTB-MEH, which was commenced by the Company against the selling shareholder, and the second, by the selling shareholder against the Company in federal district court in Miami, Case number 1:08-cv-20849-ASG. On July 15th, 2008, Case No. 1:08-cv-682 was dismissed with prejudice in the United States District Court for the District of Colorado. Case No. 08-cv-00632-LTB-MEH and No. 1:08-cv-20849-ASG were settled out of court on July 7th, 2008.

On August 22, 2008, The Company was named as defendant in as interpleader action, filed in the United States District Court for the District of Colorado, Case No. 08-cv-01792-WYD. Thereafter the case was consolidated with Civil Action No. 08-cv-01707-EWN. This case involves a dispute between the Plaintiff, Technology Partners LLC, and the Defendants, Wonderland Capital et al. around shares that were allegedly purchased but not paid for. A preliminary injunction hearing was held on October 9, 2008 and the Plaintiff, Technology Partners, was granted a preliminary injunction upon posting a $10,000 bond. This bond has been posted and accepted by the court. The Defendants in this action have filed counterclaims against the company for alleged violations of the Colorado Consumer Protection Act, trespass to chattels, civil conspiracy to interfere with the possession of stock certificates, violations of the Colorado Uniform Commercial Code with regard to the transfer of stock certificates, declaratory relief, civil theft, fraud and RICO. The company is vigorously defending itself against these counterclaims.

The company was named as defendant in case number 08-L-011153 of the Circuit Court of Cook County, Illinois, by a note holder of the company, Micro Pipe Fund
I. This lawsuit revolves around repayment and performance by the company under a nonrecourse note that originated in January of 2008. The Company has filed to remove the litigation to federal court in Case number is 08-CV7272 in the United States District Court for the Northern District of Illinois. The removal notice was filed in December of 2008 and is still pending.

The company was named a defendant in Denver District Court in Case Number 2009-CV-683 by Oster Martin, former counsel for the company. The suit seeks to collect legal fees and damages.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company had 10,885,000 unregistered issuances of equity securities by the Company during the three months ended December 31, 2008, which have not been reported in a Current Report on Form 8-K. Dates, amounts and terms as follows:
October 10, 2008, the company issued 200,000 shares of common stock at as interest for a note, . On October 15th, 2008, the company issued 10,000,000 shares common stock as an equity kicker on a note transaction with Westmountain Prime LLC. On October 21, 2008, the Company issued 100,000 shares for interest on a note. On November 26, 2008, the company issued 85,000 shares of common stock for interest on a note. On December 3, 2008, a debt conversion occurred with a debt holder of $2,100 for 500,000 shares.



                   Issuer Purchases of Unregistared Equity Securities

----------------------------------------------------------------------------------------------------
        Period           (a)   Total       (b)  Average price    (c)   Total      (d)    Maximum
                             Number of             paid per          number of         number (or
                              Shares              Share ($)            Shares          Approximate
                             purchased                               purchased           dollar
                                                                     as part of         value)of
                                                                      Publicly         shares that
                                                                     Announced          may yet be
                                                                        Plan            purchased
                                                                                        under the
                                                                                          plan
----------------------------------------------------------------------------------------------------
 October 1, 2008 to
 October 31, 2008       10,300,000                  0.01               --                  --
--------------------------------------------------------------------------------------------------
 November 1, 2008 to        85,000                  0.01               --                  --
 November 31, 2008
--------------------------------------------------------------------------------------------------
 December 1, 2008 to       500,000                  0.02               --                  --
 December 31, 2008
--------------------------------------------------------------------------------------------------
         Total          10,885,000                 0.015               --                  --


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 4, 2008, the Company held a Public Shareholders Meeting in which a proxy vote was held to deliberate the proposal to immediately increase the total shares authorized from 500,000,000 (Five Hundred Million) to 1,000,000,000 (One Billion) common shares. As a result of proxy vote and votes casted at present, the motion put forth passed by majority of 54% (101,069,562 shares) in vote "For", to the minority of 6% (11,128,362 shares) in vote of "Against" and with 0 shares abstaining. Total present were 112,197,925 shares of 187,528,301 (59.8% of the outstanding shares as of the record date, November 4, 2008).

ITEM 5.   OTHER INFORMATION

     On December 4, 2008, it was determined as a result of a unanimous vote by board members, that Paul D. Enright would replace Miguel Thomas Gonzalez as President. Mr. Gonzalez resigned from the position of President and CEO effectively on December 10, 2008. The position of CEO is currently vacant. Mr. Gonzalez remains Secretary and Treasurer of the Company as well as a member of the Board of Directors.

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



Date: February 17, 2008                        MARINE EXPLORATION, INC.


                                         By  /s/ Miguel Thomas Gonzalez
                                             ----------------------------
                                             Chief Financial Officer and
                                             Authorized Officer