Form 10-Q
period 2009-03-31
Marine Exploration Inc
filed 2009-05-15
CIK 1019654

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2009

                                       or

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

    Large accelerated filer [ ]               Accelerated filer [ ]
    Non-accelerated filer [ ]                 Smaller Reporting Company [X]
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): YES  [_]   NO [X]

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of March 31, 2009 was 358,057,765.

          Table of Contents
                                                                        Page No.
                                                                       --------
Part I:   Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheet - as of March 31, 2009.               2

          Consolidated Statements of Cash Flows, Nine Months
          Ended March 31, 2009, and Inception to
          March 31, 2009.                                                  2

          Notes to Consolidated Financial Statements                       4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       9

Item 4.   Controls and Procedures                                         12

Part II:  Other Information                                               12

Item 1.   Legal Proceedings                                               13

Item 1A.  Risk Factors                                                    13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     13

Item 3.   Defaults Upon Senior Securities                                 14

Item 4.   Submission of Matters to a Vote of Security Holders             14

Item 5.   Other Information                                               15

Item 6.   Exhibits                                                        15

Signatures                                                                15



PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,      Mar. 31, 2009
                                                        2008         (Unaudited)
                                                    ------------    ------------
ASSETS

Current assets
  Cash                                              $        179    $      3,445
                                                    ------------    ------------
      Total current assets                                   179           3,445
                                                    ------------    ------------

  Fixed assets                                                --         435,149
  Accumulated depreciation                                    --         (29,010)
                                                    ------------    ------------
                                                              --         406,139
                                                    ------------    ------------

Total Assets                                        $        179    $    409,584
                                                    ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                              $     99,242    $    139,528
      Accounts payable - related party                   338,693          84,178
      Notes payable - related party                       84,300          50,937
      Notes payable - current portion                  1,380,500       2,041,568
      Interest payable                                    22,085          94,492
      Original issue discount                           (356,222)        (78,361)
      Stock subscriptions payable                        500,000           6,667
      Other payables                                          --         110,000
                                                    ------------    ------------
          Total current liabilties                     2,068,598       2,449,009
                                                    ------------    ------------

     Notes payable                                            --         575,432
                                                    ------------    ------------

                                                              --         575,432
                                                    ------------    ------------

Total Liabilities                                      2,068,598       3,024,441
                                                    ------------    ------------

Stockholders' Equity
      Preferred stock, $.001 par value;
        1,000,000 shares authorized;
        none issued or outstanding                            --              --
      Common stock, $.001  par value;
        500,000,000 shares authorized;
        105,923,501 (June 2008) and358,057,765
        (Mar. 2009) shares issued and outstanding        105,924         358,057
      Additional paid in capital                      13,418,707      16,273,136
      Accumulated deficit (including 7,099,889
         accum. during the development stage)        (15,593,050)    (19,246,050)
                                                    ------------    ------------

Total Stockholders' Equity                            (2,068,419)     (2,614,857)
                                                    ------------    ------------

   Total Liabilities and
   Stockholders' Equity                             $        179    $    409,584
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


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           Period
                                                                                                             From
                                                                                                           March 7,
                                                                                                             2007
                                                                                                           (Inception
                                                                                                              of
                                                                              Nine           Nine             Dev.
                                          Three Months    Three Months       Months         Months           Stage)
                                             Ended           Ended           Ended          Ended              To
                                            Mar. 31,       Mar. 31,         Mar. 31,        Mar. 31,         Mar. 31,
                                             2008            2009             2008           2009             2009
                                          ------------    ------------    ------------    ------------    ------------

Revenues                                  $         --    $         --    $         --    $         --    $         --
                                          ------------    ------------    ------------    ------------    ------------

                                                    --              --              --              --              --
                                          ------------    ------------    ------------    ------------    ------------

Operating expenses:
     Depreciation                                   --          10,879              --          29,010          29,010
     Compensatory equity issuances                  --          36,200              --       2,123,632       3,435,631
     Compensatory subscriptions payable             --           6,667              --           6,667         506,667
     General and administrative                769,241          25,072         996,712         912,093       2,276,467
                                          ------------    ------------    ------------    ------------    ------------

                                               769,241          78,818         996,712       3,071,402       6,247,775
                                          ------------    ------------    ------------    ------------    ------------


Gain (loss) from operations                   (769,241)        (78,818)       (996,712)     (3,071,402)     (6,247,775)
                                          ------------    ------------    ------------    ------------    ------------

Other income (expense):
     Interest expense                         (439,966)       (131,807)       (447,851)       (581,598)       (852,114)
                                          ------------    ------------    ------------    ------------    ------------

                                              (439,966)       (131,807)       (447,851)       (581,598)       (852,114)
                                          ------------    ------------    ------------    ------------    ------------

Income (loss) before
   provision for income taxes               (1,209,207)       (210,625)     (1,444,563)     (3,653,000)     (7,099,889)


Provision for income tax                            --              --              --              --              --
                                          ------------    ------------    ------------    ------------    ------------

Net income (loss)                         $ (1,209,207)   $   (210,625)   $ (1,444,563)   $ (3,653,000)   $ (7,099,889)
                                          ============    ============    ============    ============    ============

Net income (loss) per share
(Basic and fully diluted)                 $      (0.01)   $      (0.00)   $      (0.01)   $      (0.01)
                                          ============    ============    ============    ============

Weighted average number of
common shares outstanding                  100,168,501     390,994,789     100,168,501     302,822,730
                                          ============    ============    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Period From
                                                                          March 7, 2007
                                                                          (Inception of
                                             Nine Month    Nine Months     Dev. Stage)
                                                Ended         Ended            To
                                              Mar. 31,       Mar. 31,       Mar. 31,
                                               2008           2009            2009
                                            -----------    -----------    -----------
Cash Flows From Operating Activities:

  Net income (loss)                         $(1,444,563)   $(3,653,000)   $(7,099,889)

  Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities:
     Depreciation                                    --         29,010         29,010
     Compensatory equity issuances                   --      2,123,632      3,435,631
     Accounts payable                             9,211         40,286        139,528
     Related party payables                     342,293         18,415        392,108
     Interest payable                            15,651         72,407         94,492
     Interest expense - note discount           432,200        503,861        750,339
     Other payables                             114,559        110,000        110,000
     Stock subscriptions payable                  3,000          6,667        506,667
                                            -----------    -----------    -----------
          Net cash provided by (used for)
          operating activities                 (527,649)      (748,722)    (1,642,114)
                                            -----------    -----------    -----------

Cash Flows From Investing Activities:
     Fixed assets                                    --       (435,149)      (435,149)
                                            -----------    -----------    -----------
          Net cash provided by (used for)
          investing activities                       --       (435,149)      (435,149)
                                            -----------    -----------    -----------




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


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                         (Continued From Previous Page)

                                                                       Period From
                                                                      March 7, 2007
                                                                      (Inception of
                                         Nine Month    Nine Months     Dev. Stage)
                                            Ended         Ended            To
                                          Mar. 31,       Mar. 31,       Mar. 31,
                                           2008           2009            2009
                                        -----------    -----------    -----------
Cash Flows From Financing Activities:
   Sales of common stock                          --        50,000        116,000
   Paid in capital                              471
   Notes payable - borrowings               627,500      1,261,637      2,261,737
   Notes payable - payments                (100,000)      (124,500)      (297,500)
                                        -----------    -----------    -----------
     Net cash provided by (used for)
     financing activities                   527,500      1,187,137      2,080,708
                                        -----------    -----------    -----------

Net Increase (Decrease) In Cash                (149)         3,266          3,445

Cash At The Beginning Of
The Period                                      291            179             --
                                        -----------    -----------    -----------

Cash At The End Of
The Period                              $       142    $     3,445    $     3,445
                                        ===========    ===========    ===========


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

     Our current operations are limited to providing funding to, and making approved capital expenditures for, our Joint Venture Partner, Hispaniola Ventures, LLC ("Hispaniola"). It is Hispaniola that will engage in the actual search for, diving to, and recovery of, the cargo and artifacts. In the roles just described, and pursuant to our Joint Venture Agreement (the "JV Agreement"), we intend to pursue recovery of two vessels we call Operation Mystery Galleon and Operation Abrojos which includes, without limitation, an operation to the Serranilla and Bajo Nuevo Banks in the Caribbean Sea in attempts to recover treasure from a Spanish Galleon (Mystery Galleon) and, an operation to the South Reef on the Silver Bank, North of the Dominican Republic to recover treasure from an English Corsair (Abrojos). Marine Exploration Inc and Hispaniola Ventures LLC are currently undergoing preliminary operations off the coast of the Dominican Republic. On December 11, 2008, Marine Exploration Inc's 128 ft operations vessel, the M/V Hispaniola, was launched for its primary missions, "Operation Mystery Galleon" and "Operation Abrojos". Equipment purchasing, research, and marine vessel restoration were completed by launch date. Capital formation and crew training are ongoing. On March 1 2009, the crew of the M/V Hispaniola began their preliminary survey operations of prospective target sites within the mission parameters. Data analysis has commenced and is ongoing.

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

Critical Accounting Policies and Changes to Accounting Policies
----------------------------------------------------------------

     There have been no material changes in our critical accounting estimates since December 31, 2008, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations, Liquidity and Capital Resources
-------------------------------------------------------

     The Company has limited cash on hand as of March 31, 2009 and its primary asset is its joint venture agreement with Hispaniola Ventures, LLC. Its Current Liabilities include Notes Payable of $50,937 and $2,041,568 totaling $2,092,505 from the period of inception through March 31, 2009, and totaling $2,449,009 for the three months ended March 31, 2009. Interest Payable on the Notes is $94,492 as of March 31, 2009.

     The Company has 358,057,765 shares of $.001 par value common stock issued and outstanding, and a negative Stockholder's Equity of $2,614,857 as of March 31, 2009.

Nine months ended March 31, 2009 compared to period of Inception to March
31, 2007

     We were formed on March 7, 2007, and we refer to this date as the date of inception of the Company. We have a net loss of $3,653,000 for the nine month period ended March 31, 2009. This compares to a net loss of $1,444,563 for the nine month period ended March 31, 2008, and a net loss of $7,099,889 for the period of March 7, 2007, to March 31, 2009. We had $2,123,632 compensatory stock issuances for the nine months ended March 31, 2009, compared to no compensatory stock issuances for the nine months ended March 31, 2008, and $3,435,631 from period of March 7, 2007, to March 31, 2009. We have had interest expense of $581,598 for the nine month period ended March 31, 2009. This compares to $447,851 interest expense for the nine month period ended March 31, 2008, and brings our interest expense total to $852,114 since March 7, 2007 through March 31, 2009.

     We have used since March 7, 2007, the amount of $1,642,114 for operating activities. Of this total, we have used $748,722 for operating activities in the nine month period ended March 31, 2009.

     We have had no revenue from any operations either in the period from inception to March 31, 2009, or in the nine month period ended March 31, 2009.

Discussion of Cash Flows
-------------------------

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

Off Balance Sheet Requirements
-------------------------------

     We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

New Accounting Pronouncements
- ----------------------------

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

On August 22, 2008, The Company was named as defendant in as interpleader action, filed in the United States District Court for the District of Colorado, Case No. 08-cv-01792-WYD. Thereafter the case was consolidated with Civil Action No. 08-cv-01707-EWN. This case involves a dispute between the Plaintiff, Technology Partners LLC, and the Defendants, Wonderland Capital et al. around shares that were allegedly purchased but not paid for. A preliminary injunction hearing was held on October 9, 2008 and the Plaintiff, Technology Partners, was granted a preliminary injunction upon posting a $10,000 bond. This bond has been posted and accepted by the court. The Defendants in this action have filed counterclaims against the company for alleged violations of the Colorado Consumer Protection Act, trespass to chattels, civil conspiracy to interfere with the possession of stock certificates, violations of the Colorado Uniform Commercial Code with regard to the transfer of stock certificates, declaratory relief, civil theft, fraud and RICO. The company is vigorously defending itself against these counterclaims. Defendants Wonderland, Golden Key, and Sipada did not appear as required for their depositions April 29 and April 30 2009.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had 594,464 unregistered issuances of equity securities by the Company during the nine months ended March 31, 2009, which have not been reported in a Current Report on Form 8-K. Dates, amounts and terms as follows:
On February 24, 2009, the Company issued 50,000 shares pursuant to a promissory note. On February 25, 2009, the Company issued 300,000 shares for professional services received as per an independent contractor agreement. On February 29, 2009, the Company issued 69,464 shares of common stock for interest on a note. On March 30, 2009, the Company issued 175,000 shares of common stock for interest on a note.

----------------------------------------------------------------------------------------------------
        Period           (a)   Total       (b)  Average price    (c)   Total      (d)    Maximum
                             Number of             paid per          number of         number (or
                              Shares              Share ($)            Shares          Approximate
                             purchased                               purchased           dollar
                                                                     as part of         value)of
                                                                      Publicly         shares that
                                                                     Announced          may yet be
                                                                        Plan            purchased
                                                                                        under the
                                                                                          plan
----------------------------------------------------------------------------------------------------
 January 1, 2009 to
 January 31, 2009               --                  --                   --                --
----------------------------------------------------------------------------------------------------
 February 1, 2009 to         419,464                0.06                 --                --
 February 29, 2009
----------------------------------------------------------------------------------------------------
 March 1, 2009 to            175,000                0.06                 --                --
 March 31, 2009
----------------------------------------------------------------------------------------------------
         Total               594,464                0.06                 --                --


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

ITEM 5.   OTHER INFORMATION. None


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



Date: May 15, 2009                        MARINE EXPLORATION, INC.


                                         By  /s/ Paul D. Enright
                                             ----------------------------
                                             Chief Financial Officer and
                                             Authorized Officer