Form 10-K
period 2009-06-30
Marine Exploration Inc
filed 2009-09-28
CIK 1019654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED June 30, 2009

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


            535 Sixteenth Street, Suite 820, Denver, Colorado 80202
            --------------------------------------------------------
                    (Address of principal executive offices)

                                  303 459 2485
              (Registrant's telephone number including area code)

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

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the shares of voting stock held by non-affiliates of Marine Exploration, Inc. as of June 30, 2009 approximated $19,058,063.79.

As of June 30, 2009, the Registrant had 448,424,765 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

 TABLE OF CONTENTS
                                                                            Page

PART I

Item 1.      Business.........................................................1

Item 1A.     Risk Factors.....................................................5

Item 1B.     Unresolved Staff Comments........................................8

Item 2.      Properties.......................................................8

Item 3.      Legal Proceedings................................................9

Item 4.      Submission of Matters to a Vote of Security Holders..............10

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities .............10

Item 6.      Selected Financial Data..........................................11

Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................12

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......16

Item 8.      Financial Statements and Supplementary Data.....................F-1

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................17

Item 9A.     Controls and Procedures..........................................17

Item 9B.     Other Information................................................17

PART III

Item 10.     Directors and Executive Officers and Corporate Governance .......18

Item 11.     Executive Compensation...........................................19

Item 12.     Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................20

Item 13.     Certain Relationships and Related Transactions, and Director
               Independence...................................................21

Item 14.     Principal Accounting Fees and Services...........................22

PART IV

Item 15.     Exhibits and Financial Statement Schedules.......................23

SIGNATURES....................................................................24

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

The Company in March 2007 entered into a joint venture agreement (the "Agreement") to fund salvage and treasure recovery operation for certain specific projects. The Agreement calls for the Company to provide working capital of $17,000 per month from the date of the Agreement forward, plus $300,000 in funding 90 days from the initial date of trading of the Company's stock, plus additional amounts as earned under contract terms. See See "Part II,
Item 8, Financial Statements" and notes thereto. Note 6 "Commitments". We cannot assure you that our business plan will ever be implemented. See Part I, Item 1A, "Risk Factors and Part II, Item 7, Management's Discussion - Liquidity and Capital Resources."

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

In fiscal year 2009 the Company issued 225,167,000 shares for cash of $51,000. Subsequent to the sale of 225,000,000 of the shares, the Company and the purchaser determined that the sale should have been for 175,000,000 shares, so the purchaser returned 50,000,000 shares for cancellation and received 50,000,000 warrants in exchange. In addition, the Company issued 132,009,104 common shares for consulting services and financing fees valued at $8,290,480. Share valuation was based on the market price of the Company's shares on the date of issuance. The Company also issued 30,325,160 common shares to debt holders for conversion of debts of $427,100. Additionally, the Company issued 500,000 common shares in fulfillment of a stock subscription payable of $500,000. The Company also recorded a stock subscription payable of $34,667 based on 533,332 owed but unissued common shares incurred as compensation under a marketing contract.

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

During fiscal year 2009 the Company granted 3,000,000 common stock warrants as additional compensation under borrowings, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at prices from $0.01
- $0.30 per share with the warrant terms expiring in 2013. As of June 30, 2009, all of these warrants remained outstanding. The fair value of these warrant grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.1 - 3.4%, dividend yield of 0%, expected lives ranging from 5.25 to 5.5 years, volatility from 141 - 145%. The Company recorded total compensation expense under warrant issuances of $142,482 in fiscal year 2009. The Company also issued 50,000,000 warrants, exercisable through December 2013 at $.01 per shares, to a lender under an exchange by which the lender returned 50,000,000 over issued shares to the Company. No additional expense was recorded on the exchange as the original cash purchase price of the shares was less than the warrant exercise price of $.01 per share. No options were exercised or expired in 2009, leaving a June 30, 2009 balance of 56,408,334 non-employee stock options outstanding. See "Part II, Item 8, Financial Statements" and notes thereto.

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

EMPLOYEES

As of June 30, 2009, we had four full-time employees, all of whom are members of our management. None of our employees are members of a union. We do not anticipate that we will need to retain any additional employees in the future.

ITEM 1A. RISK FACTORS

A variety of risk factors, including those stated in this Annual Report on Form 10-K, are pertinent to investors evaluating shipwreck recovery businesses, operations and financial condition. This section provides a summary of the major risks applicable to Marine, but it is not inclusive of all risks.

SUMMARY

RISK FACTORS

     o    Shipwreck recovery is a high-risk business.
     o    Marine relies on data that may be unreliable.
     o    Marine may have limited access to raw materials.
     o    Natural hazards may affect our operations.
     o    Marine may not be able to establish rights to objects we recover.
     o    The market for recovered objects is unpredictable.
     o    Disposition or sale of recovered objects is unreliable.
     o Legal, political, and civil issues may interfere with recovery efforts.
     o There is always the potential that recovered objects can be stolen from us.
     o    There are competitors in shipwreck recovery.
     o There is the possibility that Marine is denied permission to conduct salvage operations.
     o Various factors affect the potential profitability of documentaries related to recoveries
     o Marine may alter its business strategy or businesses, which may increase costs or otherwise affect the profitability of our businesses.
     o Marine's ability to raise capital to fund operations and capital expenditures is uncertain.
     o Financial covenants in our notes payable and revolving credit facility may restrict our operations or harm our financial condition.
     o Marine relies on key employees and faces competition in hiring and retaining qualified employees.
     o Marine's issuance of both Common and Preferred Share under the terms of our Articles of Incorporation may cause dilution.
     o There can be no assurances our Joint Venture partner will perform under our agreement.

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

There can be no assurances our Joint Venture partner will perform under our agreement.

While the vessel is ours, the crew and all diving operational personnel are not employees of Marine Exploration, Inc. and as such may not execute the JV agreement and commence any salvage, survey or exploratory efforts. Further, the employees of the JV may not be reliable and Marine Exploration, Inc. has no ability to manage or control the actions of the JV principals and employees. The JV and its employees are in foreign waters and as such are outside the scope of supervision of any kind by Marine Exploration, Inc.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our offices at 535 Sixteenth Street, Suite 820, Denver, Colorado 80202, telephone (303) 459 2485, which consists of 2272 square feet of executive office space. Our offices are provided by Technology Partners, LLC, a shareholder of our Company pursuant to an oral agreement, wherein office space is provided at no cost until such time or until the Company is able to reimburse the hard cost of rent, which at current is $3,850 per month. We believe this arrangement will meet our needs and continue for the foreseeable future. We have no other properties.

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

The company was named a defendant in Denver District Court in Case Number 2009-CV-683 by Oster Martin, former counsel for the company. The suit sought to collect legal fees and damages.

Case number 2009-CV-683, Denver District Court (Oster Martin v. Marine Exploration et al), a stipulated settlement was approved and accepted by the Court as of Thursday July 30, 2009, effectively settling the case. Msrs Stevens and Enright, through Hoss Capital LLC, agreed to pay for Marine's prior legal services through registered sales of their holdings in Marine. Hoss Capital LLC, through Enright and Stevens, has paid $10,000 and agreed to $8,750 monthly payments until the total amount of $45,000 is paid to Oster Martin.

Case number 2008-CV-1707, United States District Court for the District of Colorado, (Technology Partners, LLC v. Golden Key, LLC et al.) all parties have executed a Release and Settlement Agreement as of August 4, 2009. The Release and Settlement Agreement awaits approval from the Court. If accepted by the Court, the settlement terms include the return of all shares to Technology Partners, the rescission of the Share Purchase Agreements between Technology Partners and the Defendants, and the dismissal of all claims and counterclaims, including all counterclaims against Marine. The Company may become subject to claims and suits that arise from time to time in the ordinary course of business, as well.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Over The Counter Bulletin Board (OTCBB) under the symbol "MEXP." The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

                                                      Bid Price
Quarter Ended                                     High          Low
-------------                                   --------      -------
June 30, 2009                                   $   0.44      $ 0.06
March 31, 2009                                  $   0.115     $ 0.022
December 31, 2008                               $   0.095     $ 0.015
September 30, 2008                              $   0.15      $ 0.02

June 30, 2008                                   $   0.34      $  0.07
March 31, 2008                                  $   1.05      $  0.03
December 31, 2007                               $   2.50      $  0.88
September 30, 2007                              $   1.01      $  1.01
June 30, 2007                                   $   1.01      $  1.01

March 31, 2007                                  $   1.01      $  1.01
December 31,2006                                $   6.00      $  0.15
September 30,2006                               $   0.15      $  0.05
June 30, 2006                                   $   7.50      $  0.05

As of June, 30 2009, the closing bid price of our Common Stock was $0.185
As of the date of this Report there were 448,424,765 shares of our Common Stock issued and outstanding, held by 286 shareholders, not including those shareholders who hold their shares in "street name."

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

Statement of Operations:
------------------------
                                                                             Period From
                                                                            March 7, 2007
                                                                             (Inception
                                               Year Ended June 30,         of Dev. Stage) To
                                          ------------------------------       June 30,
                                               2009             2008             2009
                                          --------------   -------------    --------------
Net revenues                              $          --    $          --    $          --
Gross profit                              $          --    $          --    $          --
Total operating expenses                  $  10,107,126    $   3,074,193    $  13,283,499
Loss from operations                      $ (10,107,126)   $  (3,074,193)   $ (13,283,499)
Other income (expense)                    $    (686,445)   $    (270,516)   $    (956,961)
Provision for income tax                  $          --    $          --    $          --
Net income (loss)                         $ (10,793,571)   $  (3,344,709)   $ (14,240,460)

Net income (loss) per share - basic and
fully diluted                             $       (0.03)   $       (0.03)
                                          =============    =============
Weighted common shares outstanding          331,716,281      101,598,918
                                          =============    =============

Balance Sheet:
--------------

                                     Year Ended              Year Ended
                                   June 30, 2009           June 31, 2008
                                ------------------       ------------------
Cash                            $           45,300       $              179
Current assets                  $           45,300       $              179
Total assets                    $          440,560       $              179
Current liabilities             $        3,866,251       $        2,068,598
Total liabilities               $        3,891,488       $        2,068,598
Total stockholders' equity      $       (3,450,928)      $       (2,068,419)

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

Our current operations are limited to providing funding to, and making approved capital expenditures for, our Joint Venture Partner, Hispaniola Ventures, LLC ("Hispaniola"). It is Hispaniola that will engage in the actual search for, diving to, and recovery of, the cargo and artifacts. In the roles just described, and pursuant to our Joint Venture Agreement (the "JVAgreement"), we intend to pursue recovery of two vessels we call Operation Mystery Galleon and Operation Abrojos which includes, without limitation, an operation to the Serranilla and Bajo Nuevo Banks in the Caribbean Sea in attempts to recover treasure from a Spanish Galleon (Mystery Galleon) and, an operation to the South Reef on the Silver Bank, North of the Dominican Republic to recover treasure from an English Corsair (Abrojos). Marine Exploration Inc and Hispaniola Ventures LLC are currently undergoing preliminary operations off the coast of the Dominican Republic. On December 11, 2008, Marine Exploration Inc's 128 ft operations vessel, the M/V Hispaniola, was launched for its primary missions, "Operation Mystery Galleon" and "Operation Abrojos". Equipment purchasing, research, and marine vessel restoration were completed by launch date. Capital formation and crew training are ongoing. On March 1 2009, the crew of the M/V Hispaniola began their preliminary survey operations of prospective target sites within the mission parameters. Data analysis has commenced and is ongoing.

Our vision is to join with individuals and entities on the leading edge of shipwreck exploration, archeological excavation, education, entertainment, and marketing of shipwreck cargoes and related merchandise.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years ended June 30, 2009 and 2008 During our fiscal years ended June 30, 2009 and 2008 we did not generate any revenues. We have a net loss of $14,240,460 from inception period, to June 30, 2009. This compares to a net loss of $10,793,571 for the period of June 30, 2008, to June 30, 2009, and a net loss of $3,344,709 for the year ended June 30, 2008. We had compensatory stock issuances of $8,432,961 from June 30, 2008 to June 30, 2009, compared to $1,310,999 from June 30, 2007 to June 30, 2008. We have interest payables of $141,564 for the period ended June 30, 2009, compared to $22,085 for the period ended June 30, 2008. Since March 7, 2007 we have incurred $2,298,460 for operating activities. Of this total, we have used $1,405,068 for operating activities in the year end period of June 30, 2009, and $827,212 for the year end period of June 30, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009 we had $45,300 in cash and cash equivalents.

At June 30, 2008 and 2009 the Company had notes payable to related party shareholders of $84,300 and $44,537, unsecured and bearing interest at 10% - 12%, with $19,300 currently due and $25,237 due in December 2010.

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

The Company in fiscal year 2009 borrowed cash of $430,000 under notes payable with a face amount of $656,000, with $600,000 secured by all Company assets and the remainder of $56,000 unsecured. The difference between the face amount of the notes and the cash received, $226,000, is amortized to interest expense over the life of the notes. The notes have no provision for face amount reduction upon prepayment before the due dates. Total amortized interest expense under all discounted notes in fiscal year 2009 was $560,236, leaving an unexpensed note discount at June 30, 2009 of $21,986. One of the 2009 discounted notes calls for the lender to receive one tenth of one percent of gross treasure recoveries made before August 29, 2009, and another calls for the Company to pay the lender 2.5% of any gross proceeds resulting from specific salvage operation. The Company also began paying 10% per annum interest on $10,500 of the 2008 notes. In addition to the discounted notes, the Company borrowed $25,000 under an unsecured, due on demand note bearing interest at 5% per annum if paid in cash, and 10% if paid in stock, and $5,000 under an unsecured, due on demand note bearing interest at 10% per annum, convertible at a future negotiated time and price. Also, the Company borrowed $700,000 under a five year, 12% interest note secured by the Company ship. This note became currently due in 2009 as the Company was unable to make the monthly principal and interest payments of $15,571. Additionally the Company borrowed $797,801 under non-interest bearing, unsecured, due on demand notes convertible at a future negotiated time and price.

The amount of all notes remaining outstanding at June 30, 2009 was $3,330,838, with $3,305,601 currently due and $25,237 due in fiscal year 2011. Total interest expense in fiscal year 2009 under all notes payable was $686,445, with accrued interest payable at June 30, 2009 of $141,564.

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

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended June 30, 2009.

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

                             June 30, 2008 and 2009


                                TABLE OF CONTENTS


                                                                   Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                               F-2


CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets                                          F-3
Consolidated statements of operation                                 F-4
Consolidated statements of stockholders' equity                      F-5
Consolidated statements of cash flows                                F-6
Notes to consolidated financial statements                           F-8

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Marine Exploration, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheets of Marine Exploration, Inc. (a development stage company) as of June 30, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from March 7, 2007 (inception of the development stage) through June 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Exploration, Inc. as of June 30, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from March 7, 2007 (inception of the development stage) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                  /s/ Ronald R. Chadwick, P.C.
September 8, 2009                                 ----------------------------
                                                  RONALD R. CHADWICK, P.C.

                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,        June 30,
                                                       2008            2009
                                                   ------------    ------------
ASSETS

  Current assets
    Cash                                           $        179    $     45,300
                                                   ------------    ------------
       Total current assets                                 179          45,300
                                                   ------------    ------------

    Fixed assets                                             --         435,149
    Accumulated depreciation                                 --         (39,889)
                                                   ------------    ------------
                                                             --         395,260
                                                   ------------    ------------

  Total Assets                                     $        179    $    440,560
                                                   ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable                               $     99,242    $    201,055
    Accounts payable - related party                    338,693          76,050
    Notes payable -  related party                       84,300          19,300
    Notes payable -  current portion                  1,380,500       3,305,601
    Interest payable                                     22,085         141,564
    Original issue  discount                           (356,222)        (21,986)
    Stock subscriptions payable                         500,000          34,667
    Other payables                                      110,000
                                                   ------------    ------------
           Total current liabilties                   2,068,598       3,866,251
                                                   ------------    ------------

    Notes payable                                            --          25,237
                                                   ------------    ------------
                                                             --          25,237
                                                   ------------    ------------

  Total Liabilities                                   2,068,598       3,891,488
                                                   ------------    ------------

  Stockholders' Equity
    Preferred stock, $.001 par value;
        1,000,000 shares authorized;
        none issued or outstanding                           --              --
    Common stock, $.001 par value;
        500,000,000 shares uthorized;
        105,923,501 (2008) and
        448,424,765 (2009) shares issued
        and outstanding                                 105,924         448,424
    Additional paid in capital                       13,418,707      22,487,269
    Accumulated deficit (including$7,099,889
       accum. during the development stage)         (15,593,050)    (26,386,621)
                                                   ------------    ------------

  Total Stockholders' Equity                         (2,068,419)     (3,450,928)
                                                   ------------    ------------

  Total Liabilities and
  Stockholders' Equity                             $        179    $    440,560
                                                   ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Period From
                                                                             March 7, 2007
                                                                             (Inception of
                                           Year Ended        Year Ended        Dev. Stage
                                         June 30, 2008     June 30, 2009    To June 30, 2009
                                         --------------    --------------    --------------
Revenues                                 $           --    $           --    $           --
                                         --------------    --------------    --------------
                                                     --                --                --

Operating expenses:
    Depreciation                                     --            39,889            39,889
    Compensatory equity issuances             1,310,999         8,432,962         9,744,961
    Compensatory subscriptions payable          500,000            34,667           534,667
    General and administrative                1,263,194         1,599,608         2,963,982
                                         --------------    --------------    --------------
                                              3,074,193        10,107,126        13,283,499
                                         --------------    --------------    --------------

Gain (loss) from operations                  (3,074,193)      (10,107,126)      (13,283,499)
                                         --------------    --------------    --------------

Other income (expense):
    Interest expense                           (270,516)         (686,445)         (956,961)
                                         --------------    --------------    --------------

Income (loss) before
     provision for income taxes              (3,344,709)      (10,793,571)      (14,240,460)

Provision for income tax                             --                --                --


Net income (loss)                        $   (3,344,709)   $  (10,793,571)   $  (14,240,460)
                                         ==============    ==============    ==============

Net income (loss) per share
(Basic and fully diluted)                $        (0.03)   $        (0.03)
                                         ==============    ==============

Weighted average number of
common shares outstanding                   101,598,918       331,716,281
                                         ==============    ==============

        The accompanying notes are an integral part of the consolidated financial statements.


                            MARINE EXPLORATION, INC.
                           (Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                    Common Stock
                            ----------------------------    Additional                         Stock-
                                                Amount        Paid in       Accumulated       holders'
                                Shares       ($.001 Par)      Capital         Deficit          Equity
                            ------------    ------------    ------------    ------------    ------------
Balances at June 30, 2007    100,168,501    $    100,169    $ 12,113,463    $(12,248,341)   $    (34,709)

Compensatory stock
issuances                      5,755,000           5,755         651,345              --         657,100

Compensatory
warrant issuances                     --              --         653,899              --         653,899

Income (loss) for
the year                              --              --              --      (3,344,709)     (3,344,709)
                            ------------    ------------    ------------    ------------    ------------

Balances at June 30, 2008    105,923,501    $    105,924    $ 13,418,707    $(15,593,050)   $ (2,068,419)

Compensatory stock
issuances                    132,009,104         132,008       8,158,472              --       8,290,480

Sales of common
stock                        225,167,000         225,167        (174,167)             --          51,000

Cancellation of
shares                       (50,000,000)        (50,000)         50,000              --              --

Debt to equity
conversions                   30,325,160          30,325         396,775              --         427,100

Shares issued in
fufillment of
  stock
subscription payable           5,000,000           5,000         495,000              --         500,000

Compensatory
warrant issuances                     --              --         142,482              --         142,482

Income (loss) for
the year                              --              --              --     (10,793,571)    (10,793,571)
                            ------------    ------------    ------------    ------------    ------------

Balances at June 30, 2009    448,424,765    $    448,424    $ 22,487,269    $(26,386,621)   $ (3,450,928)
                            ============    ============    ============    ============    ============




         The accompanying notes are an integral part of the consolidated financial statements.


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Period From
                                                                        March 7, 2007
                                                                        (Inception of
                                                                         Dev. Stage)
                                         Year Ended       Year Ended         To
                                        June 30, 2008   June 30, 2009   June 30, 2009
                                        ------------    ------------    ------------
Cash Flows From Operating Activities:
    Net income (loss)                   $ (3,344,709)   $(10,793,571)   $(14,240,460)

Adjustments to reconcile
  net loss to net cash
  provided by (used for)
  operating activities:

    Depreciation                                  --          39,889          39,889
    Compensatory equity issuances          1,310,999       8,432,962       9,744,961
    Accounts payable                          99,242         101,813         201,055
    Related party payables                   338,693         (10,543)        363,150
    Interest payable                          22,085         119,479         141,564
    Interest expense - note discount         246,478         560,236         806,714
    Other payables                           110,000         110,000
    Stock subscriptions payable              500,000          34,667         534,667
                                        ------------    ------------    ------------
      Net cash provided by
     (used for)operating
      activities                            (827,212)     (1,405,068)     (2,298,460)
                                        ------------    ------------    ------------


Cash Flows From Investing Activities:

    Fixed assets                                  --        (435,149)       (435,149)
                                        ------------    ------------    ------------
       Net cash provided by
      (used for) investing
       activities                                 --        (435,149)       (435,149)
                                        ------------    ------------    ------------

                          (Continued On Following Page)




         The accompanying notes are an integral part of the consolidated financial statements.


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                         (Continued From Previous Page)

                                                                         Period From
                                                                        March 7, 2007
                                                                        (Inception of
                                                                         Dev. Stage)
                                         Year Ended       Year Ended         To
                                        June 30, 2008   June 30, 2009   June 30, 2009
                                        ------------    ------------    ------------
Cash Flows From Financing Activities:
    Sales of common stock                        --          51,000         117,000
    Paid in capital                             471
    Notes payable - borrowings            1,000,100       1,989,438       2,989,538
    Notes payable - payments               (173,000)       (155,100)       (328,100)
                                        -----------     -----------     -----------
       Net cash provided by
      (used for) financing
       activities                           827,100       1,885,338       2,778,909
                                        -----------     -----------     -----------

Net Increase (Decrease) In Cash                (112)         45,121          45,300

Cash At The Beginning Of The Period             291             179              --
                                        -----------     -----------     -----------

Cash At The End Of The Period           $       179     $    45,300     $    45,300
                                        ===========     ===========     ===========



Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------

In fiscal year end 2008 the Company converted $35,000 in related party payables to notes payable, and borrowed $950,800 in cash from lenders in exchange for note payable face amounts of $1,553,500. In fiscal year 2009 the Company converted $252,100 in related party payables and $175,000 in notes payable into 30,325,160 common shares, and borrrowed $1,989,438 in cash from lenders in exchange for note payable face amounts of $2,215,438.

Supplemental Disclosure

Cash paid for interest                  $     1,953      $    6,730      $    8,683

Cash paid for income taxes              $        --      $       --      $       --




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

Property and equipment
----------------------

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. At June 30, 2009 the Company had an ocean vessel balance of $435,149 with corresponding accumulated depreciation of $39,889. Depreciation expense for 2009 was $39,889.

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

NOTE 2. RELATED PARTY TRANSACTIONS

The Company at June 30, 2008 and 2009 had $338,693 and $76,050 due to entities under common control for working capital advances. The Company uses a transfer agent controlled by a major shareholder. Fees paid to the transfer agent in fiscal year end 2008 and 2009 were $1,677 and $14,431. In 2009 the Company paid $5,000 in rent to an entity controlled by a major shareholder. Although no specific lease terms have been set, the Company may pay rent to the entity on a verbal, ongoing, as requested basis from time to time.

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. The Company's losses prior to 2005 were incurred primarily by a foreign subsidiary several years prior in an unrelated business. The Company believes these losses to have limited value for U.S. tax purposes. The Company's accrual of net operating loss carryforwards is from 2005 forward. At June 30, 2008 and 2009 the Company had net operating loss carryforwards of approximately $2,800,000 and $13,400,000 which begin to expire in 2027. The deferred tax asset of $558,000 and $2,687,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2008 and 2009 was $536,500 and $2,129,000.

                            MARINE EXPLORATION, INC.
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE

At June 30, 2008 and 2009 the Company had notes payable to related party shareholders of $84,300 and $44,537, unsecured and bearing interest at 10% - 12%, with $19,300 currently due and $25,237 due in December 2010.

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

The Company in fiscal year 2009 borrowed cash of $430,000 under notes payable with a face amount of $656,000, with $600,000 secured by all Company assets and the remainder of $56,000 unsecured. The difference between the face amount of the notes and the cash received, $226,000, is amortized to interest expense over the life of the notes. The notes have no provision for face amount reduction upon prepayment before the due dates. Total amortized interest expense under all discounted notes in fiscal year 2009 was $560,236, leaving an unexpensed note discount at June 30, 2009 of $21,986. One of the 2009 discounted notes calls for the lender to receive one tenth of one percent of gross treasure recoveries made before August 29, 2009, and another calls for the Company to pay the lender 2.5% of any gross proceeds resulting from specific salvage operation. The Company also began paying 10% per annum interest on $10,500 of the 2008 notes. In addition to the discounted notes, the Company borrowed $25,000 under an unsecured, due on demand note bearing interest at 5% per annum if paid in cash, and 10% if paid in stock, and $5,000 under an unsecured, due on demand note bearing interest at 10% per annum, convertible at a future negotiated time and price. Also, the Company borrowed $700,000 under a five year, 12% interest note secured by the Company ship. This note became currently due in 2009 as the Company was unable to make the monthly principal and interest payments of $15,571. Additionally the Company borrowed $797,801 under non-interest bearing, unsecured, due on demand notes convertible at a future negotiated time and price.

The amount of all notes remaining outstanding at June 30, 2009 was $3,330,838, with $3,305,601 currently due and $25,237 due in fiscal year 2011. Total interest expense in fiscal year 2009 under all notes payable was $686,445, with accrued interest payable at June 30, 2009 of $141,564.

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

In fiscal year 2009 the Company issued 225,167,000 shares for cash of $51,000. Subsequent to the sale of 225,000,000 of the shares, the Company and the purchaser determined that the sale should have been for 175,000,000 shares, so the purchaser returned 50,000,000 shares for cancellation and received 50,000,000 warrants in exchange. In addition, the Company issued 132,009,104 common shares for consulting services and financing fees valued at $8,290,480. Share valuation was based on the market price of the Company's shares on the date of issuance. The Company also issued 30,325,160 common shares to debt holders for conversion of debts of $427,100. Additionally, the Company issued 500,000 common shares in fulfillment of a stock subscription payable of $500,000. The Company also recorded a stock subscription payable of $34,667 based on 533,332 owed but unissued common shares incurred as compensation under a marketing contract.

Stock options and warrants
--------------------------

At June 30, 2008 and 2009 the Company had stock options and warrants outstanding as described below.

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

                            MARINE EXPLORATION, INC.
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  STOCKHOLDERS' EQUITY (Continued):


During fiscal year 2009 the Company granted 3,000,000 common stock warrants as additional compensation under borrowings, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at prices from $0.01
- $0.30 per share with the warrant terms expiring in 2013. As of June 30, 2009, all of these warrants remained outstanding. The fair value of these warrant grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.1 - 3.4%, dividend yield of 0%, expected lives ranging from 5.25 to 5.5 years, volatility from 141 - 145%. The Company recorded total compensation expense under warrant issuances of $142,482 in fiscal year 2009. The Company also issued 50,000,000 warrants, exercisable through December 2013 at $.01 per shares, to a lender under an exchange by which the lender returned 50,000,000 over issued shares to the Company. No additional expense was recorded on the exchange as the original cash purchase price of the shares was less than the warrant exercise price of $.01 per share. No options were exercised or expired in 2009, leaving a June 30, 2009 balance of 56,408,334 non-employee stock options outstanding.

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

                            MARINE EXPLORATION, INC.
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. CONTINGENCIES

In October 2008 a creditor filed suit against the Company in the Circuit Court of Cook County, Illinois alleging failure to perform under note terms and seeking amounts due and damages of at least $730,000 plus costs. The Company has counterclaimed against the creditor for breach of contract. The dispute is currently ongoing and the outcome is unknown.

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

There have been no significant changes in our internal controls over financial reporting during the fiscal year ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of our officers and directors:


Name                        Age        Position
----------------------      ---        --------------------------------------

Paul D. Enright             47         President, Director

Robert L. Stevens           43         Vice President, Financial
                                       Communications

Mark Goldberg               52         Chief Executive Officer


Miguel Thomas Gonzalez      33         Secretary, Director


BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of our executive officer and directors for the past five years.

Mr. Paul Enright from 2003 -2005 has been an Independent Consultant for Public Companies. Mr. Paul Enright is also a partner and founder of Hoss Capital LLC from 02/21/07 to current and also partner and founder of Technology Partners LLC from 01/11/2006 to current and is an acting Manager in both LLC's. In April of 2008 to December of 2008 Mr. Paul Enright has acted as the Vice -President of Business Development for Marine Exploration Inc. Effective December 10, 2008, Marine Exploration Inc announced that it has appointed Paul D. Enright to the current position of President and Director. Mr Enright devotes approximately all of his business time to our affairs.

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

Mark Goldberg has served as an officer and consultant to various public and non public companies from 2001 to the present. In 2001 Mr. Goldberg was nominated for a Tony award as the producer for the Broadway show Bells are Ringing and also helped produced the off Broadway show Summer of 42. Mr. Goldberg was a registered stockbroker and manager with various brokerage firms from 1979 through 2001. He received his BS in Marketing from C.W. Post Long Island University (Brookville, NY) and his AAS in Marketing from Nassau Community College (Garden City, NY). Mr Goldberg devotes approximately all of his business time to our affairs.

Mr. Miguel Thomas Gonzalez has acted as our president, secretary and a director since May 8, 2007 to December 10, 2008, where after, he has resigned from the position of President and has retained the current position of secretary and director to current date. From 2006 to present Mr. Gonzalez has acted as Manager and sole owner of MTG Financial Services, LLC, a Denver Colorado company which provides corporate and directive services and sells side analytics for hedge funds. From 2004 to 2006 Mr. Gonzalez acted as a professional research associate of Immunology at the University of Colorado Health Science Center in Denver Colorado. Prior to 2004, he was a student and research laboratory assistant at the University of Colorado Boulder in the areas of Molecular, Cellular, and Developmental Biology and Biochemistry in Boulder, Colorado. Mr. Gonzalez also serves as a Director of Riverside Technologies, Inc. In 2004, Mr. Gonzalez graduated from the University of Colorado with a Bachelor of Science degree in Molecular Cellular Developmental Biology and Biochemistry. Mr. Gonzalez devotes substantially all of his business time to our affairs.

Mr. Gonzalez, Mr. Stevens, Mr. Goldberg and Mr. Enright do not have professional training or technical credentials in the marine exploration, development and operation of salvage vessels or in the collection and sales of salvaged artifacts.

ITEM 11. EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our inception on March 7, 2007 (inception of the development stage) through June 30, 2009.

                                                                         Non-Equity   Non-qualified
                                                    Stock   Option        Incentive     Deferred       All Other       Total
  Name and Principal                  Salary    Bonus   Awards  Awards      Plan      Compensation   Compensation  Compensation
       Position           Year         ($)       ($)     ($)     ($)    Compensation    Earnings         ($)           ($)
-------------------------------------------------------------------------------------------------------------------------------
Miguel Thomas             2009       $48,000    $0.00   $0.00  $0.00        $0.00        $0.00          $0.00      $48,000
Gonzales(1),Secretary

Mr. Robert Stevens
Vice President of
Financial
Communications            2009  up to $30,000   $0.00   $0.00  $0.00        $0.00        $0.00           $0.00    up to $30,000

Mr. Paul Enright
President                 2009  up to $30,000   $0.00   $0.00  $0.00        $0.00        $0.00           $0.00    up to $30,000

Mr. Mark Goldberg
Chief Executive officer   2009  up to $30,000   $0.00   $0.00  $0.00        $0.00        $0.00           $0.00    up to $30,000



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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this report, and by the Officers and Directors, individually and as a group. The percent of class is based on 448,424,765 shares of common stock issued and outstanding as of June 30, 2009. Except as otherwise indicated all shares are owned directly.

                                                              Amount of     Percent
Title of          Name and address Of                         beneficial    of class
Class             beneficial owner                            ownership
------------      --------------------------                ------------    ---------
Common Stock      Kingoro Inc. (1)                            30,000,000      6.69%
                  535 16th Street,
                  Suite 820 Denver, CO 80202

Common stock      MTG Financial Services, LLC (2)
                  535 16th Street,                               625,000      0.14%
                  suite 820 Denver, CO 80202

Common Stock      Hoss Capital, LLC (3)                       32,140,500      7.16%
                  535 16th Street,
                  Suite 820 Denver, CO 80202

Common Stock      Technology Partners, LLC (4)                 8,262,704      1.84%
                  535 16th Street,
                  Suite 820 Denver, CO 80202

Common Stock      Robert L. Stevens Family Trust (5)          24,680,000      5.50%
                  535 16th Street,
                  Suite 820 Denver, CO 80202

Common Stock      Paul Enright Family Trust (6)               24,700,000      5.50%
                  535 16th Street,
                  Suite 820 Denver, CO 80202

Common Stock      WestMountain Prime, LLC                     50,000,000     11.15%
                  103 W Mountain Ave,
                  Fort Collins, CO 80524

Common Stock      WestMountain Asset Management, Inc.        175,000,000     39.02%
                  123 North College Ave., Suite 200
                  Fort Collins, CO 80524

Total for all Members of Management:                         120,408,204     26.85%

Total for all Certain Beneficial Owners:                     225,000,000     50.17%

Total for all Members of Management
    and Certain Beneficial Owners:                           345,408,204     77.02%

1.   Kingoro Inc is managed by Mark Goldberg, Chief Executive Officer
2. Mr. Gonzalez is the Secretary, and a Director for the Company. His shares are beneficially owned through his solely owned company MTG Financial Services, LLC, a Colorado limited liability company, which owns 625,000 shares of the Company's common stock.
3. Hoss Capital, LLC is owned in equal percentages by Robert L. Stevens, VP of Financial Communication, and, Paul D. Enright, President and a Director.
4. Technology Partners, LLC is owned in equal percentages by Robert L. Stevens, VP of Financial Communication, and, Paul D. Enright, President and a Director.
5. Robert L. Stevens is the trustee of the Robert L. Stevens Family Trust and the Stevens family members are the beneficiaries.
6. Paul D. Enright is the trustee of the Paul D. Enright Family Trust and the Enright family members are the beneficiaries. 13

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 11, 2007, in an acquisition classified as a reverse merger transaction between parties under common control, we acquired all the outstanding common shares of Marine Exploration International, Inc. wherein we issued 100,100,000 shares of our common stock for an equal number of common shares of Marine Exploration International, Inc., making Marine Exploration International, Inc. a wholly owned subsidiary of our Company. Marine Exploration International, Inc. was incorporated in the State of Nevada on March 7, 2007 to engage in marine treasure hunting expeditions.

Technology Partners, LLC, an entity owned Robert Stevens and Paul Enright, an officer and principal shareholder, provides us office space under its lease without charge, wherein office space is provided at no cost until such time or until the Company is able to reimburse the hard cost of rent, which at current is $3,850 per month. We believe this arrangement will meet our needs and continue for the foreseeable future.

At June 30, 2008 and 2009 we had $338,693 and $95,340 due to Technology Partners, LLC and Hoss Capital, LLC for working capital advances. These entities are owned by Robert Stevens and Paul Enright, respectively, officers and principal shareholders of our Company. These loans are demand notes, not memorialized in any separate written agreements. These loans could conceivably be converted into equity securities which would result in further dilution to our shareholders at the time of such conversion. These loans have no set interest rate or any other specific repayment terms. Thus, repayment could occur on terms that are detrimental to us. This Indebtedness is expected to be repaid from profits earned by and through the Joint Venture. The Indebtedness is not memorialized by any written agreement.

We use a transfer agent controlled by Robert Stevens, a major shareholder. Fees paid to the transfer agent in fiscal year end 2008 and 2009 were $1,677 and $11,040.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services
The following table presents fees for professional audit services rendered by Ronald R. Chadwick, P.C. for the years ended June 30, 2009 and 2008.

                                           June 30, 2009    June 30, 2008
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

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference under the heading "Independent Auditor Fees" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on December 4, 2009.

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

Date:  September 28, 2009            MARINE EXPLORATION, INC.


                                By   /s/ Paul D Enright
                                     ----------------------------
                                     Chief Financial Officer and
                                     Authorized Officer