Form 10-K/A
period 2009-06-30
Marine Exploration Inc
filed 2009-09-28
CIK 1019654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

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

As of June 30, 2009, the Registrant had 448,424,765 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None


EXPLANATORY NOTE

This document is filed to correct Item 11. Executive compensation - Summary Compensation Table. Salary values were edited to maintain accuracy within the table.

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
Gonzales(1),Secretary

Mr. Robert Stevens
Vice President of
Financial
Communications            2009  up to $30,000   $0.00   $0.00  $0.00        $0.00        $0.00           $0.00    up to $360,000
                                    Per month
Mr. Paul Enright
President                 2009  up to $30,000   $0.00   $0.00  $0.00        $0.00        $0.00           $0.00    up to $360,000
                                    Per month
Mr. Mark Goldberg
Chief Executive officer   2009  up to $30,000   $0.00   $0.00  $0.00        $0.00        $0.00           $0.00    up to $360,000
                                    Per month



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