Form 10-Q
period 2009-09-30
Marine Exploration Inc
filed 2009-11-06
CIK 1019654

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2009

                                       or

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

Large accelerated filer:      Accelerated filer:      Non-accelerated filer: [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): YES  [_]   NO [X]

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of September 30, 2009 was 471,851,988.

          Table of Contents
                                                                        Page No.
                                                                       --------
Part I:   Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheet - as of September 30, 2009.           2

          Consolidated Statements of Cash Flows, Nine Months
          Ended September 30, 2009, and Inception to
          September 30, 2009.                                              3

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       9

Item 4.   Controls and Procedures                                         12

Part II:  Other Information                                               13

Item 1.   Legal Proceedings                                               14

Item 1A.  Risk Factors                                                    14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     14

Item 3.   Defaults Upon Senior Securities                                 15

Item 4.   Submission of Matters to a Vote of Security Holders             15

Item 5.   Other Information                                               15

Item 6.   Exhibits                                                        15

Signatures                                                                16

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                     Sept. 30,
                                                      June 30,         2009
                                                        2009       (Unaudited)
                                                   ------------    ------------
ASSETS

   Current assets
         Cash                                      $     45,300    $          5
                                                   ------------    ------------
                Total current assets                     45,300               5
                                                   ------------    ------------

         Fixed assets                                   435,149         435,149
             Accumulated depreciation                   (39,889)        (83,404)
                                                   ------------    ------------
                                                        395,260         351,745
                                                   ------------    ------------

   Total Assets                                    $    440,560    $    351,750
                                                   ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY

   Current liabilities
         Accounts payable                          $    201,055    $    189,564
         Accounts payable - related party                76,050          76,050
         Notes payable - related party                   19,300          19,300
         Notes payable - current portion              3,305,601       3,303,601
         Interest payable                               141,564         187,280
         Original issue discount                        (21,986)         (1,861)
         Stock subscriptions payable                     34,667         117,334
         Other payables                                 110,000         110,000
                                                   ------------    ------------
                Total current liabilties              3,866,251       4,001,268
                                                   ------------    ------------

        Notes payable                                    25,237          47,412
                                                   ------------    ------------
                                                         25,237          47,412
                                                   ------------    ------------

   Total Liabilities                                  3,891,488       4,048,680
                                                   ------------    ------------

   Stockholders' Equity
         Preferred stock, $.001 par value;
             1,000,000 shares authorized;
             none issued or outstanding                      --              --
         Common stock, $.001 par value;
             500,000,000 shares authorized;
             448,424,765 (2009) and
             471,851,988 (2010) shares
             issued and outstanding                     448,424         471,851
         Additional paid in capital                  22,487,269      25,213,592
         Accumulated deficit (including
             $17,236,212 accum. during the
             development stage)                     (26,386,621)    (29,382,373)
                                                   ------------    ------------

   Total Stockholders' Equity                        (3,450,928)     (3,696,930)
                                                   ------------    ------------

   Total Liabilities and
   Stockholders' Equity                            $    440,560    $    351,750
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


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Period From
                                                                            March 7, 2007
                                                                            (Inception of
                                           Three Months     Three Months      Dev. Stage)
                                              Ended            Ended             To
                                            Sept. 30,        Sept. 30,        Sept. 30,
                                              2009              2009            2009
                                          -------------    -------------    -------------
Revenues                                  $          --    $          --    $          --
                                          -------------    -------------    -------------

                                                     --               --               --
                                          -------------    -------------    -------------

Operating expenses:
     Depreciation                                    --           43,515           83,404
     Compensatory equity issuances            1,614,636        2,708,861       12,453,822
     Compensatory subscriptions payable              --           82,667          617,334
     General and administrative                 316,298           94,868        3,058,850
                                          -------------    -------------    -------------

                                              1,930,934        2,929,911       16,213,410
                                          -------------    -------------    -------------

Gain (loss) from operations                  (1,930,934)      (2,929,911)     (16,213,410)
                                          -------------    -------------    -------------

Other income (expense):

     Interest expense                          (191,243)         (65,841)      (1,022,802)
                                          -------------    -------------    -------------

Income (loss) before provision
for income taxes                             (2,122,177)      (2,995,752)     (17,236,212)


Provision for income tax                             --               --               --
                                          -------------    -------------    -------------

Net income (loss)                         $  (2,122,177)   $  (2,995,752)   $ (17,236,212)
                                          =============    =============    =============

Net income (loss) per share               $        (0.0)   $       (0.01)
(Basic and fully diluted)
                                          =============    =============

Weighted average number of
common shares outstanding                   147,316,768      462,399,302
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


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Period From
                                                                        March 7, 2007
                                                                        (Inception of
                                         Three Months    Three Months     Dev. Stage)
                                            Ended           Ended            To
                                          Sept. 30,       Sept. 30,       Sept. 30,
                                            2009             2009           2009
                                        -------------   -------------   -------------
Cash Flows From
Operating Activities:
     Net income (loss)                  $ (2,122,177)   $ (2,995,752)   $(17,236,212)

Adjustments to reconcile net loss
to net cash provided by (used for)
operating activities:

Depreciation                                      --          43,515          83,404
Compensatory equity issuances              1,614,636       2,708,861      12,453,822
Accounts payable                             (35,561)         19,398         220,453
Related party payables                        (3,280)             --         363,150
Interest payable                               7,613          45,716         187,280
Interest expense - note discount             183,630          20,125         826,839
Other payables                                    --              --         110,000
Stock subscriptions payable                       --          82,667         617,334
                                        ------------    ------------    ------------
Net cash provided by (used for)
operating activities                        (355,139)        (75,470)     (2,373,930)
                                        ------------    ------------    ------------


Cash Flows From Investing Activities:

Fixed assets                                      --              --        (435,149)
                                        ------------    ------------    ------------
Net cash provided by (used for)
investing activities                              --              --        (435,149)
                                        ------------    ------------    ------------


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


                            MARINE EXPLORATION, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                         (Continued From Previous Page)

                                                                         Period From
                                                                        March 7, 2007
                                                                        (Inception of
                                           Three Months  Three Months    Dev. Stage)
                                              Ended         Ended             To
                                            Sept. 30,      Sept. 30,       Sept. 30,
                                              2008           2009            2009
                                           -----------    -----------    -----------
Cash Flows From Financing Activities:
     Sales of common stock                          --             --        117,000
     Paid in capital                                --             --            471
     Notes payable - borrowings                355,000         30,175      3,019,713
     Notes payable - payments                       --             --       (328,100)
                                           -----------    -----------    -----------
         Net cash provided by (used for)
         financing activities                  355,000         30,175      2,809,084
                                           -----------    -----------    -----------

Net Increase (Decrease) In Cash                   (139)       (45,295)             5

Cash At The Beginning Of The Period                179         45,300             --
                                           -----------    -----------    -----------

Cash At The End Of The Period              $        40    $         5    $         5
                                           ===========    ===========    ===========

Schedule Of Non-Cash Investing And Financing Activities

     In fiscal year 2009 the Company converted $260,500 in related party payables to common stock, and fulfilled a stock subscription payable for $500,000 by issuing common stock, and converted $140,000 in notes payable to common stock. In fiscal year 2010 the Company converted $30,889 in accounts payable to common stock, and converted $10,000 in notes payable to common stock.

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

     Any remaining balance of the funds will be held in reserve and used by it for business purposes. See our Form 10-K filed September 28, 2009, Part I, Item 1A, "Risk Factors." Typically, fifty percent of the proceeds derived from the recovery must be paid to the government in whose waters the treasure is recovered. The next twenty-five percent will be received by Hispaniola. The remainder will be received by us.


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

Results of Operations, Liquidity and Capital Resources
------------------------------------------------------

     The Company has limited cash on hand as of September 30, 2009 and its primary asset is its joint venture agreement with Hispaniola Ventures, LLC. Its Current Liabilities include Notes Payable of $19,300 and $3,303,601 totaling $3,322,901 from the period of inception through September 30, 2009, and totaling $4,001,268 for the three months ended September 30, 2009. Interest Payable on the Notes is $187,280 as of September 30, 2009.

     The Company has 471,851,988 shares of $.001 par value common stock issued and outstanding, and a negative Stockholder's Equity of $3,696,930 as of September 30, 2009.

Three months ended September 30, 2009 compared to period of Inception to March
------------------------------------------------------------------------------
31, 2007
--------

     We were formed on March 7, 2007, and we refer to this date as the date of inception of the Company. We have a net loss of $2,995,752 for the three month period ended September 30, 2009. This compares to a net loss of $2,122,177 for the three month period ended September 30, 2008, and a net loss of $17,236,212 for the period of March 7, 2007, to September 30, 2009. We had $2,708,861 compensatory stock issuances for the three months ended September 30, 2009, compared to $1,614,636 compensatory stock issuances for the three months ended September 30, 2008, and $12,453,822 from period of March 7, 2007, to September 30, 2009. We have had interest expense of $65,841 for the three period ended September 30, 2009. This compares to $191,243 interest expense for the three month period ended September 30, 2008, and brings our interest expense total to $1,022,802 since March 7, 2007 through September 30, 2009.

     We have used since March 7, 2007, the amount of $2,373,930 for operating activities. Of this total, we have used $75,470 for operating activities in the three month period ended September 30, 2009 and $355,139 for operating activities in the three month period ended September 30, 2008.

     We have had no revenue from any operations either in the period from inception to September 30, 2009, or in the three month period ended September 30, 2009.

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

ITEM 1A.   RISK FACTORS

For information regarding risk factors, please refer to the Company's Form 10-K dated September 28, 2009. There are no material changes from the disclosure provided therein with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company's stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had 23,427,233 unregistered issuances of equity securities during the three months ended September 30, 2009, which have not been reported in a Current Report on Form 8-K. Dates, amounts and terms as follows: On July 15th, 2009, the Company issued 3,545,000 shares as an equity kicker pursuant to promissory notes assigned to twenty three accredited investors and exempt from registration under Section 4(2) of the Securities Act of 1933. On July 15th, the Company issued 300,000 shares as additional compensation for an existing loan agreement assigned to an accredited investor and exempt from registration under
Section 4(2) of the Securities Act of 1933. On July 15th, the Company issued 10,000 shares for professional services received as per an independent contractor agreement assigned to an accredited investor and exempt from registration under Section 4(2) of the Securities Act of 1933. On July 29th, 2009, the Company issued 15,000,000 shares in conversion of $10,000 debt, which were exempt from registration under section 4(2) of Securities Act of 1933. On September 15th, 2009, pursuant to a debt conversion, the Company issued 4,000,000 shares, which were exempt from registration under section 4(2) of Securities Act of 1933. On September 18th, 2009, the Company issued 572,223 shares under a form S-8 agreement for legal services provided.



                   Issuer Purchases of Unregistered Equity Securities.

-----------------------------------------------------------------------------------------------------
        Period             (a) Total       (b)  Average price     (c) Total      (d) Maximum
                               Number of        paid per              number of      number (or
                               Shares           Share ($)             Shares         Approximate
                               purchased                              purchased      dollar value) of
                                                                      as part of     shares that
                                                                      Publicly       may yet be
                                                                      Announced      purchased
                                                                      Plan           under the plan
-----------------------------------------------------------------------------------------------------
July 1, 2009 to
July 31, 2009                 18,855,000          0.1475                 --              --
-----------------------------------------------------------------------------------------------------
August 1, 2009 to
August 31, 2009                   --                --                   --              --
-----------------------------------------------------------------------------------------------------
September 1, 2009 to          4,572,233          0.0900                  --              --
September 30, 2009
----------------------------------------------------------------------------------------------------
         Total               23,427,233          0.1187                  --              --

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

The following listings of corporate debt are in default:

(1) $700,000 of principal with interest (12% per annum) on a mortgage for the operations vessel, M/V Hispaniola, are payable on the seventeenth
          (17th) day of each calendar month, beginning on October 17, 2008, in monthly installments of $15,571. Total arrearage owed is $140,140 as of the three months ended September 30, 2009. The Company has a forbearance agreement with the lender and will pay an installment in November, 2009.

(2) $750,000 of principal with interest and accrued arrearage on a nonrecourse note dated October 28, 2008 is in dispute and under litigation. See Part II, Item 1. "Legal Proceedings", reference 08-CV7272 in the United States District Court for the Northern District of Illinois.

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



Date: November 6, 2009                        MARINE EXPLORATION, INC.


                                         By  /s/ Paul D. Enright
                                             ----------------------------
                                             Chief Financial Officer and
                                             Authorized Officer