Form 10-Q
period 2009-12-31
Marine Exploration Inc
filed 2010-02-12
CIK 1019654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _____________

Commission file number 000-24637

MARINE EXPLORATION, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Colorado	26-1878284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

535 Sixteenth Street,, Suite 820, Denver Colorado 80202
 (Address of Principal Executive Offices) (Zip Code)

303-459-2485
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of December 31, 2009 was 513,751,988.

MARINE EXPLORATION, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	Dec. 31, 2009
	(As Restated)	(Unaudited)

ASSETS
Current assets
Cash	$45,300	$5
Total current assets	45,300	5

Fixed assets	435,149	435,149
Accumulated depreciation	(39,889)	(126,919)
	395,260	308,230

Total Assets	$440,560	$308,235

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$201,055	$163,393
Accounts payable - related party	76,050	105,550
Notes payable - related party	19,300	19,300
Notes payable - current portion	3,305,601	3,328,609
Interest payable	155,923	250,339
Original issue discount	(21,986)	(347)
Stock subscriptions payable	34,667	167,334
Other payables	110,000	100,000
Total current liabilties	3,880,610	4,134,178

Notes payable	150,050	101,512
	150,050	101,512

Total Liabilities	4,030,660	4,235,690

Stockholders' Equity
Preferred stock, $.001 par value;
1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $.001 par value;
500,000,000 shares authorized;
448,424,765 (2009) and 513,751,988 (2010)
shares issued and outstanding	448,424	513,751
Additional paid in capital	22,487,269	26,959,692
Accumulated deficit (including $19,115,565
accum. during the development stage)	(26,525,793)	(31,400,898)

Total Stockholders' Equity	(3,590,100)	(3,927,455)

Total Liabilities and Stockholders' Equity	$440,560	$308,235

The accompanying notes are an integral part of the consolidated financial statements

MARINE EXPLORATION, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period From March 7, 2007 (Inception of
	Three Months	Three Months	Six Months	Six Months	Dev. Stage)
	Ended	Ended	Ended	Ended	To
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
Depreciation	18,131	43,515	18,131	87,030	126,919
Compensatory equity issuances	472,796	1,571,712	2,087,432	4,280,573	14,025,534
Compensatory subscriptions payable				82,667	617,334
General and administrative	570,723	216,675	887,021	311,443	3,275,525
	1,061,650	1,831,902	2,992,584	4,761,713	18,045,312

Gain (loss) from operations	(1,061,650)	(1,831,902)	(2,992,584)	(4,761,713)	(18,045,312)

Other income (expense):
Interest expense	(258,548)	(47,451)	(449,791)	(113,392)	(1,070,253)
	(258,548)	(47,451)	(449,791)	(113,392)	(1,070,253)

Income (loss) before
provision for income taxes	(1,320,198)	(1,879,353)	(3,442,375)	(4,875,105)	(19,115,565)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(1,320,198)	$(1,879,353)	$(3,442,375)	$(4,875,105)	$(19,115,565)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	369,739,968	486,935,321	258,736,701	474,667,312

The accompanying notes are an integral part of the consolidated financial statements

MARINE EXPLORATION, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			March 7, 2007
			(Inception of
	Six Months	Six Months	Dev. Stage)
	Ended	Ended	To
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(3,442,375)	$(4,875,105)	$(19,115,565)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	18,131	87,030	126,919
Compensatory equity issuances	2,087,432	4,280,573	14,025,534
Accounts payable	26,882	(6,773)	194,282
Related party payables	(16,915)	29,500	392,650
Interest payable	27,348	113,891	255,455
Interest expense - note discount	419,893	21,639	828,353
Other payables	110,000		110,000
Stock subscriptions payable		132,667	667,334
Net cash provided by (used for)
operating activities	(769,604)	(216,578)	(2,515,038)

Cash Flows From Investing Activities:
Fixed assets	(435,149)	-	(435,149)

Net cash provided by (used for)
investing activities	(435,149)	-	(435,149)

(Continued on Following Page)

(Continued from Previous Page)

			Period From
			March 7, 2007
			(Inception of
	Six Months	Six Months	Dev. Stage)
	Ended	Ended	To
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009

Cash Flows From Financing Activities:
Sales of common stock	50,000	-	117,000
Paid in capital		50,000	50,471
Notes payable - borrowings	1,175,000	121,283	3,110,821
Notes payable - payments	(20,000)		(328,100)
Net cash provided by (used for)
financing activities	1,205,000	171,283	2,950,192

Net Increase (Decrease) In Cash	247	(45,295)	5

Cash At The Beginning Of The Period	179	45,300	-

Cash At The End Of The Period	$426	$5	$5

Schedule Of Non-Cash Investing And Financing Activities

In fiscal year 2009 the Company converted
$260,500 in related party payables to common stock, and fulfilled a stock subscription payable for $500,000 by issuing common stock, and converted $140,000 in notes payable to common stock.
In fiscal year 2010 the Company converted $40,889 in accounts payable to common stock, and converted $166,288 in notes payable and accrued interest to common stock.

Supplemental Disclosure

Cash paid for interest	$-	$-	$1,953
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

MARINE EXPLORATION, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Marine Exploration, Inc. (the “Company”), was originally incorporated in the State of Delaware on June 27, 1996 under the name Jenkon International, Inc. The Company changed its name in May 2000 to Multimedia KID, Inc., and again in August 2006 to Syco, Inc. In April 2007 the Company reorganized as a Colorado corporation and changed its name to Marine Exploration, Inc.

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

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

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

NOTE 2.  RESTATEMENT

The Company has restated its June 30, 2009 balance sheet due to notes payable incurred in fiscal year 2008 which went unrecorded in 2008. Long term notes payable have been increased $124,813 from $25,237 to $150,050, and accrued interest has been increased $14,359 from $235,980 to $250,339. Accumulated deficit has been increased $139,712 from $26,386,621 to $26,525,793.

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

Results of Operations, Liquidity and Capital Resources

The Company has limited cash on hand as of December 31, 2009 and its primary asset is its joint venture agreement with Hispaniola Ventures, LLC. Its Current Liabilities include Notes Payable of $19,300 and $3,328,609 totaling $3,334,909 from the period of inception through December 31, 2009, and totaling $4,134,178 for the three months ended December 31, 2009. Interest Payable on the Notes is $250,339 as of December 31, 2009.

The Company has 513,751,988 shares of $.001 par value common stock issued and outstanding, and a negative Stockholder's Equity of $3,927,455 as of December 31, 2009.

Three months ended December 31, 2009 compared to period of Inception to March 31, 2007

We were formed on March 7, 2007, and we refer to this date as the date of inception of the Company. We have a net loss of $1,879,353 for the three month period ended December 31, 2009. This compares to a net loss of $1,320,198 for the three month period ended December 31, 2008, and a net loss of $19,115,565 for the period of March 7, 2007, to December 31, 2009. We had $1,571,712 compensatory stock issuances for the three months ended December 31, 2009, compared to $472,796 compensatory stock issuances for the three months ended December 31, 2008, and $14,025,534 from period of March 7, 2007, to December 31, 2009. We have had interest expense of $47,451 for the three period ended December 31, 2009. This compares to $258,548 interest expense for the three month period ended December 31, 2008, and brings our interest expense total to $1,070,253 since March 7, 2007 through December 31, 2009.

We have used since March 7, 2007, the amount of $2,515,038 for operating activities. Of this total, we have used $216,578 for operating activities in the six month period ended December 31, 2009 and $769,604 for operating activities in the six month period ended December 31, 2008.

We have had no revenue from any operations either in the period from inception to December 301 2009, or in the three month period ended December 31, 2009.

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

On August 22, 2008, The Company was named as defendant in as interpleader action, filed in the United States District Court for the District of Colorado, Case No. 08-cv-01792-WYD. Thereafter the case was consolidated with Civil Action No. 08-cv-01707-EWN. This case involves a dispute between the Plaintiff, Technology Partners LLC, and the Defendants, Wonderland Capital et al. around shares that were allegedly purchased but not paid for. A preliminary injunction hearing was held on October 9, 2008 and the Plaintiff, Technology Partners, was granted a preliminary injunction upon posting a $10,000 bond. This bond has been posted and accepted by the court. The Defendants in this action have filed counterclaims against the company for alleged violations of the Colorado Consumer Protection Act, trespass to chattels, civil conspiracy to interfere with the possession of stock certificates, violations of the Colorado Uniform Commercial Code with regard to the transfer of stock certificates, declaratory relief, civil theft, fraud and RICO. The company is vigorously defending itself against these counterclaims. Defendants Wonderland, Golden Key, and Sipada did not appear as required for their depositions April 29 and April 30 2009. A  settlement has been reached by the parties and is pending approval by the  Court.

The company was named as defendant in case number 08-L-011153 of the Circuit Court of Cook County, Illinois, by a note holder of the company, Micro Pipe Fund I. This lawsuit revolves around repayment and performance by the company under a nonrecourse note that originated in January of 2008. This case was settled out of court by Hoss Capital LLC assigning its collateral shares in the amount of 14,280,000 common shares of the Company. This settlement was approved by  the Circuit Court of Cook County, Illinois County Department, Chancery Division on February 10, 2010, and the case dismissed with prejudice.

The company was named a defendant in Denver District Court in Case Number 2009-CV-683 by Oster Martin, former counsel for the company. The suit sought to collect legal fees and damages. Case number 2009-CV-683, Denver District Court  Oster Martin v. Marine Exploration et al), a stipulated settlement was approved  and accepted by the Court as of Thursday July 30, 2009, effectively settling the  case. Msrs Stevens and Enright, through Hoss Capital LLC, agreed to pay for Marine's  prior legal services through registered sales of their holdings in Marine. Hoss  Capital LLC, through Enright and Stevens, has paid $10,000 and agreed to $8,750 monthly payments until the total amount of $45,000 is paid to Oster Martin. As of  December 31, 2009 this balance was paid in full and the case was dismissed with prejudice.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had 41,900,000 unregistered issuances of equity securities during the three months ended December 31, 2009, which have not been reported on Form 8K, for the following demonization and amounts:

Issuer Sales of Unregistered Equity Securities.

Period	(a) Total Number of Shares purchased	(b) Average price paid per Share ($)	(c) Total number of Shares purchased as part of Publicly Announced Plan	(d) Maximum number (or Approximate dollar value) of shares that may yet be purchased under Plan
October 1, 2009 to October 31, 2009	2,400,000	0.065	-	-

November 1, 2009 to November 30, 2009	19,500,000	0.065	-	-

December 1, 2009 to December 31, 2009	20,000,000	0.03	-	-

Total	41,900,000	0.0483	-	-

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

The following listings of corporate debt are in default:

(1)
$700,000 of principal with interest (12% per annum) on a mortgage for  the operations vessel, M/V Hispaniola, are payable on the seventeenth (17th) day of each calendar month, beginning on October 17, 2008, in monthly installments of $15,571. Total arrearage owed is $217,995 as of the three months ended December 31, 2009.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

ITEM 5.   OTHER INFORMATION.

Effective February 12, 2010 the following changes were made to the board and senior Management: Miguel Thomas Gonzalez, Secretary and a Director, resigned for personal Reasons, Mr. Gonzalez was replaced as Secretary and a Director by Robert L. Stevens, who also was appointed as interim CFO for the Company. Mr. Stevens was most recently  Manager of Technology Partners, LLC and Hoss Capital LLC, private venture investment  firms, providing capital and consulting for microcap ventures. Mr. Stevens is also a founder and chairman of X-Clearing Corporation, the transfer agent for the Company.

Mr. Stevens anticipates spending approximately 25% of his time to the affairs of  Marine Exploration Inc.

ITEM 6.   EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE EXPLORATION, INC.

Date: February 12, 2010	By:	/s/ Robert L. Stevens
Robert L. Stevens
Interim CFO and Authorized Officer

By:	/s/ Paul D. Enright
Paul D. Enright
President and Authorized Officer