Form 10-K/A
period 2009-06-30
Marine Exploration Inc
filed 2010-04-28
CIK 1019654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A No. 2

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

As of June 30, 2009, the Registrant had 448,424,765 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

                                Explanatory Note

This Form 10-K/A No. 2 amends our Form 10-K for the year ended June 30, 2009, which was filed with the Securities and Exchange Commission (SEC) on September 28, 2009 (the Original Filing.) We are filing this Form 10-K/A No. 2 to amend
Part II, Items 8 and 9A and Part III, Item 15. In connection with the filing of this Form 10-K/A No. 2 and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-K/A certain currently dated certifications.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A No. 2 continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......16

Item 8.      Financial Statements and Supplementary Data.....................F-1

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................17

Item 9A.     Controls and Procedures..........................................17

Item 9B.     Other Information................................................18

PART III

Item 10.     Directors and Executive Officers and Corporate Governance .......19

Item 11.     Executive Compensation...........................................20

Item 12.     Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................21

Item 13.     Certain Relationships and Related Transactions, and Director
               Independence...................................................22

Item 14.     Principal Accounting Fees and Services...........................23

PART IV

Item 15.     Exhibits and Financial Statement Schedules.......................24

SIGNATURES....................................................................25

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

NOTE 6. COMMITMENTS

The Company in March 2007 entered into a joint venture agreement (the "Agreement") to fund a salvage and treasure recovery operation for certain specific projects. The Agreement calls for the Company to provide working capital of $17,000 per month from the date of the Agreement forward, plus $300,000 in funding 90 days from the initial date of trading of the Company's stock, plus additional amounts as earned under contract terms. In return for providing funding the Company is to receive 25% of any treasure recovery. The Agreement may be terminated by either of the participating parties anytime after December 31, 2010 with 90 days notice, or may be terminated anytime upon default of payment with 60 days notice. The Company's accounting policy is to expense funded amounts. In 2008 and 2009 the Company expensed amounts funded under the Agreement of $1,032,386 and $227,164, which are included in general and administrative expenses on the statements of operations for those respective years. The Company's remaining minimum obligation at June 30, 2009 under the Agreement, assuming no cancellation due to default, is approximately $102,000. Any default under the Agreement by the Company would result in the loss of its share of any treasure discoveries under the Agreement.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2009. Based on that evaluation, because of the material weakness in internal control over financial reporting described below, ,the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective of June 30, 2009.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made on in accordance with authorizations of our management and directors; and

     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting as of the year ended June 30, 2009, is that we believe that internal control over financial reporting has not been effective. We have identified certain material weaknesses of accounting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company. This material weakness can lead to the following:

     o An inability to ensure there is timely analysis and review of accounting records, spreadsheets, and supporting data; and

     o an inability to effectively monitor access to, or maintain effective controls over changes to, certain financial application programs and related data.

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations and the fact that we have been a small reporting company with limited employees caused a weakness in internal controls involving the areas disclosed above.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


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



Dated: April 28, 2010           Marine Exploration, Inc.

                                /s/ Mark Goldberg
                                -----------------
                                Mark Goldberg, Chief Executive Officer
                               (Principal Executive Officer)

                                /s/ Robert Stevens
                                ------------------
                                Robert Stevens, Interim Chief Financial Officer
                               (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 28, 2010          Marine Exploration, Inc.

                                /s/ Mark Goldberg
                                -----------------
                                Mark Goldberg, Chief Executive Officer,
                                Principal Accounting Officer and Director

                                /s/ Paul Enright
                                ----------------
                                Paul Enright, President and  Director

                                /s/ Robert Stevens
                                ------------------
                                Robert Stevens, Interim Chief Financial Officer and Director