Form 10-Q
period 2010-03-31
Marine Exploration Inc
filed 2010-05-14
CIK 1019654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of March 31, 2010 was 471,851,988.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MARINE EXPLORATION, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

		March 31, 2010
	June 30, 2009	(Unaudited)

ASSETS

Current assets
Cash	$45,300	$388
Total current assets	45,300	388

Fixed assets	435,149	435,149
Accumulated depreciation	(39,889)	(72,525)
	395,260	362,624

Total Assets	$440,560	$363,012

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$201,055	$129,331
Accounts payable - related party	76,050	432,550
Notes payable - related party	19,300	19,300
Notes payable - current portion	3,305,601	2,798,846
Interest payable	155,923	261,875
Original issue discount	(21,986)	(347)
Stock subscriptions payable	34,667	202,334
Other payables	110,000	100,000
Total current liabilties	3,880,610	3,943,889

Notes payable	150,050	84,025
	150,050	84,025

Total Liabilities	4,030,660	4,027,914

Stockholders' Equity
Preferred stock, $.001 par value;
1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $.001 par value;
500,000,000 shares authorized;
448,424,765 (2009) and 932,751,988 (2010)
shares issued and outstanding	448,424	932,751
Additional paid in capital	22,487,269	30,942,092
Accumulated deficit (including $23,254,537
accum. during the development stage)	(26,525,793)	(35,539,745)

Total Stockholders' Equity	(3,590,100)	(3,664,902)

Total Liabilities and Stockholders' Equity	$440,560	$363,012

The accompanying notes are an integral part of the consolidated financial statements

MARINE EXPLORATION, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					March 7, 2007
					(Inception of
	Three Months	Three Months	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	Ended	Ended	To
	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2010

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
Depreciation	10,879	10,878	29,010	32,636	72,525
Compensatory equity issuances	36,200	4,011,400	2,123,632	8,291,973	18,036,934
Compensatory subscriptions payable	6,667		6,667		534,667
General and administrative	25,072	65,349	912,093	524,731	3,488,713
	78,818	4,087,627	3,071,402	8,849,340	22,132,839

Gain (loss) from operations	(78,818)	(4,087,627)	(3,071,402)	(8,849,340)	(22,132,839)

Other income (expense):
Interest expense	(131,807)	(47,440)	(581,598)	(164,737)	(1,121,698)
	(131,807)	(47,440)	(581,598)	(164,737)	(1,121,698)

Income (loss) before
provision for income taxes	(210,625)	(4,135,067)	(3,653,000)	(9,014,077)	(23,254,537)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(210,625)	$(4,135,067)	$(3,653,000)	$(9,014,077)	$(23,254,537)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of
common shares outstanding	390,994,789	596,085,321	302,822,730	515,139,982

The accompanying notes are an integral part of the consolidated financial statements

MARINE EXPLORATION, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Period From
			March 7, 2007
			(Inception of
	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	To
	March 31, 2009	March 31, 2010	March 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$(3,653,000)	$(9,014,077)	$(23,254,537)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	29,010	32,636	72,525
Compensatory equity issuances	2,123,632	8,291,973	18,036,934
Accounts payable	40,286	33,355	234,410
Related party payables	18,415	66,406	429,557
Interest payable	72,407	161,331	302,895
Interest expense - note discount	503,861	21,764	828,478
Other payables	110,000	(10,000)	100,000
Stock subscriptions payable	6,667	67,667	602,334
Net cash provided by (used for)
operating activities	(748,722)	(348,945)	(2,647,404)

Cash Flows From Investing Activities:
Fixed assets	(435,149)	-	(435,149)

Net cash provided by (used for)
investing activities	(435,149)	-	(435,149)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements

MARINE EXPLORATION, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued From Previous Page)

			Period From
			March 7, 2007
			(Inception of
	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	To
	March 31, 2009	March 31, 2010	March 31, 2010

Cash Flows From Financing Activities:
Sales of common stock	50,000		117,000
Stock subscriptions payable		100,000	100,000
Paid in capital			471
Notes payable - borrowings	1,261,637	204,033	3,193,570
Notes payable - payments	(124,500)		(328,100)
Net cash provided by (used for)
financing activities	1,187,137	304,033	3,082,941

Net Increase (Decrease) In Cash	3,266	(44,912)	388

Cash At The Beginning Of The Period	179	45,300	-

Cash At The End Of The Period	$3,445	$388	$388

Schedule Of Non-Cash Investing And Financing Activities

In fiscal year 2009 the Company converted
$260,500 in related party payables to common stock, and fulfilled a stock subscription payable for $500,000 by issuing common stock, and converted $140,000 in notes payable to common stock.
In fiscal year 2010 the Company converted $40,889 in accounts payable to common stock, converted $181,288 in notes payable and accrued interest to common stock, converted
$650,904 in notes payable and accrued interest to related party payables, and converted
$360,000 in related party payables to common stock.

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

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

Results of Operations, Liquidity and Capital Resources

     The Company has limited cash on hand as of March 31, 2010 and its primary asset is its joint venture agreement with Hispaniola Ventures, LLC. Its Current Liabilities include Notes Payable of $19,300 and $2,798,846 totaling $2,818,146 from the period of inception through March 31, 2010, and totaling $4,027,914 for the three months ended March 31, 2010. Interest Payable on the Notes is $261,875 as of March 31, 2010.

     The Company has 932,751,988 shares of $.001 par value common stock issued and outstanding, and a negative Stockholder's Equity of $3,590,100 as of March 31, 2010.

Three months ended March 31, 2010 compared to period of Inception to March 31, 2007

     We were formed on March 7, 2007, and we refer to this date as the date of  inception of the Company. We have a net loss of $4,135,067 for the three month period ended March 31, 2010. This compares to a net loss of $210,625 for the three month period ended March 31, 2009, and a net loss of $23,254,537 for the period of March 7, 2007, to March 31, 2010. We had $4,011,400 compensatory stock issuances for the three months ended March 31, 2010,  compared to $36,200 compensatory stock issuances for the three months ended March 31, 2009, and $18,036,934 from period of March 7, 2007, to March 31, 2010. We have had interest expense of $131,807 for the three period ended March 31, 2010. This compares to $47,440 interest expense for the three month period ended March 31, 2009, and brings our interest expense total to $1,121,698 since March 7, 2007 through March 31, 2010.

     We have used since March 7, 2007, the amount of $22,132,839 for operating activities. Of this total, we have used $4.087,627 for operating activities in the three month period ended March 31, 2010 and $78,818 for operating activities in the three month period ended March 31, 2009.

     We have had no revenue from any operations either in the period from inception to March 31, 2010, or in the three month period ended March 31, 2009

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer for the quarter ended March 31, 2010, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

MANAGEMENT'S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

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

In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting as of the quarter ended March 31, 2010, is that we believe that internal control over financial reporting has not been effective. We have identified certain material weaknesses of accounting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company. This material weakness can lead to the following:

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 22, 2008, The Company was named as defendant in as interpleader action, filed in the United States District Court for the District of Colorado, Case No. 08-cv-01792-WYD. Thereafter the case was consolidated with Civil Action No. 08-cv-01707-EWN. This case involves a dispute between the Plaintiff, Technology Partners LLC, and the Defendants, Wonderland Capital et al. around shares that were allegedly purchased but not paid for. A preliminary injunction hearing was held on October 9, 2008 and the Plaintiff, Technology Partners, was granted a preliminary injunction upon posting a $10,000 bond. This bond has been posted and accepted by the court. The Defendants in this action have filed counterclaims against the company for alleged violations of the Colorado Consumer Protection Act, trespass to chattels, civil conspiracy to interfere with the possession of stock certificates, violations of the Colorado Uniform Commercial Code with regard to the transfer of stock certificates, declaratory relief, civil theft, fraud and RICO. The company is vigorously defending itself against these counterclaims. Defendants Wonderland, Golden Key, and Sipada did not appear as required for their depositions April 29 and April 30 2009. Plaintiffs Technology Partners LLC has a motion for default judgment pending with the court.

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

ITEM 1A.   RISK FACTORS

For information regarding risk factors, please refer to the Company's Form 10-K as filed with the SEC on September 28, 2009. There are no material changes from the disclosure provided therein with respect to the  Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company's stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 444,000,000 unregistered shares of equity securities during the three months ended March 31, 2010, which have not been reported on Form 8K, for the following demoniations and amounts:

Issuer Sales of Unregistered Equity Securities.

Period	Shares Sold	Average Price
January 1, 2010- January 31, 2010	n/a	n/a
February 1, 2010 – February 28, 2010	25,000,000	$.02
March 1, 2010 – March 31, 2010	419,000,000	$.01

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All of the individuals and/or entities listed above that purchased the unregistered securities were almost, all known to the Company and its management, through pre-existing business relationships, as long standing business associates, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

The following listings of senior corporate debt are in default:

(1)
$700,000 of principal with interest (12% per annum) on a mortgage for  the operations vessel, M/V Hispaniola, are payable on the seventeenth (17th) day of each calendar month, beginning on October 17, 2008, in  monthly installments of $15,571. Total arrearage owed is $140,140 as of the three months ended March 31, 2010.

ITEM 4.   REMOVED AND RESERVED

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

MARINE EXPLORATION, INC.

Date: May 14, 2010	By:	/s/ Robert L. Stevens
Robert L. Stevens
Interim CFO and Authorized Officer