Form 10-K/A
period 2009-06-30
Marine Exploration Inc
filed 2010-06-28
CIK 1019654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                FORM 10-K/A No. 3

                              -------------------

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

             535 Sixteenth Street, Suite 820, Denver, Colorado 80202
                    (Address of principal executive offices)

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

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the shares of voting stock held by non-affiliates of Marine Exploration, Inc. as of June 30, 2009 approximated $19,058,063.

As of June 30, 2009, the Registrant had 448,424,765 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

                                Explanatory Note

This Form 10-K/A No. 3 amends our Form 10-K for the year ended June 30, 2009, which was filed with the Securities and Exchange Commission (SEC) on September 28, 2009 (the Original Filing.) We are filing this Form 10-K/A No. 3 to amend
Part Iv, Item 15 in order to include Exhibit 23 Consent of Independent Registered Public Accounting Firm in the document. In connection with the filing of this Form 10-K/A No. 3 and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-K/A certain currently dated certifications.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A No. 3 continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.
TABLE OF CONTENTS

                                                                        Page

PART IV

Item 15.     Exhibits and Financial Statement Schedules.................1

SIGNATURES..............................................................2

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K/A #3. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Exhibit No.    Description

  23           Consent of Independent Registered Public Accounting Firm

  31.1         Certification of Chief Executive/Financial Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of Chief Executive/Financial Officer Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 25, 2010                      Marine Exploration, Inc.



                                          /s/ Mark Goldberg
                                          --------------------------------------
                                          Mark Goldberg, Chief Executive Officer
                                          (Principal Executive Officer) &
                                          Chief Financial Officer (Principal
                                          Financial Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  June  25, 2010                    Marine Exploration, Inc.



                                          /s/ Mark Goldberg
                                          --------------------------------------
                                          Mark Goldberg, Chief Executive Officer
                                          (Principal Executive Officer) &
                                          Chief Financial Officer (Principal
                                          Financial Officer)



                                          /s/ Paul Enright
                                          --------------------------------------
                                          Paul Enright, President and Director